Form 10-Q
period 2014-03-31
CBL & ASSOCIATES LIMITED PARTNERSHIP; CBL & ASSOCIATES PROPERTIES INC
filed 2014-05-12
CIK 915140, 910612

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NO. 1-12494 (CBL & ASSOCIATES PROPERTIES, INC.)
COMMISSION FILE NO. 333-182515-01 (CBL & ASSOCIATES LIMITED PARTNERSHIP)
______________
CBL & ASSOCIATES PROPERTIES, INC.
CBL & ASSOCIATES LIMITED PARTNERSHIP
(Exact Name of registrant as specified in its charter)
______________

DELAWARE (CBL & ASSOCIATES PROPERTIES, INC.)	62-1545718
DELAWARE (CBL & ASSOCIATES LIMITED PARTNERSHIP)	62-1542285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

 2030 Hamilton Place Blvd., Suite 500, Chattanooga,  TN  37421-6000
(Address of principal executive office, including zip code)
423.855.0001
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

CBL & Associates Properties, Inc.	Yes ☒	No ☐
CBL & Associates Limited Partnership	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

CBL & Associates Properties, Inc.	Yes ☒	No ☐
CBL & Associates Limited Partnership	Yes ☒	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

CBL & Associates Properties, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
CBL & Associates Limited Partnership
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CBL & Associates Properties, Inc.	Yes ☐	No ☒
CBL & Associates Limited Partnership	Yes ☐	No ☒
As of May 5, 2014, there were 170,268,150 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2014, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.2% limited partner interest for a combined interest held by the Company of 85.2%.

As the sole general partner of the Operating Partnership, the Company's subsidiary, CBL Holdings I, Inc., has exclusive control of the Operating Partnership's activities. Management operates the Company and the Operating Partnership as one business. The management of the Company consists of the same individuals that manage the Operating Partnership. The Company's only material asset is its indirect ownership of partnership interests of the Operating Partnership. As a result, the Company conducts substantially all its business through the Operating Partnership as described in the preceding paragraph. The Company also issues public equity from time to time and guarantees certain debt of the Operating Partnership. The Operating Partnership holds all of the assets and indebtedness of the Company and, through affiliates, retains the ownership interests in the Company's joint ventures. Except for the net proceeds of offerings of equity by the Company, which are contributed to the Operating Partnership in exchange for partnership units on a one-for-one basis, the Operating Partnership generates all remaining capital required by the Company's business through its operations and its incurrence of indebtedness.

We believe that combining the two quarterly reports on Form 10-Q for the Company and the Operating Partnership provides the following benefits:

•	enhances investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner that management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation, since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

To help investors understand the differences between the Company and the Operating Partnership, this report provides separate condensed consolidated financial statements for the Company and the Operating Partnership. Noncontrolling interests, shareholders' equity and partners' capital are the main areas of difference between the condensed consolidated financial statements of the Company and those of the Operating Partnership. A single set of notes to condensed consolidated financial statements is presented that includes separate discussions for the Company and the Operating Partnership, when applicable. A combined Management's Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents combined information and discrete information related to each entity, as applicable.

In order to highlight the differences between the Company and the Operating Partnership, this report includes the following sections that provide separate financial information for the Company and the Operating Partnership:

•	condensed consolidated financial statements;

•
certain accompanying notes to condensed consolidated financial statements, including Note 5 - Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments; Note 6 - Mortgage and Other Indebtedness; Note 7 - Comprehensive Income; and Note 11 - Earnings Per Share and Earnings Per Unit;

•	controls and procedures in Item 4 of Management's Discussion and Analysis; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2014	December 31, 2013
Real estate assets:
Land	$854,711	$858,619
Buildings and improvements	7,069,967	7,125,512
	7,924,678	7,984,131
Accumulated depreciation	(2,069,964)	(2,056,357)
	5,854,714	5,927,774
Developments in progress	157,879	139,383
Net investment in real estate assets	6,012,593	6,067,157
Cash and cash equivalents	56,190	65,500
Receivables:
Tenant, net of allowance for doubtful accounts of $2,251 and $2,379 in 2014 and 2013, respectively	76,111	79,899
Other, net of allowance for doubtful accounts of $1,249 and $1,241 in 2014 and 2013, respectively	19,001	23,343
Mortgage and other notes receivable	30,201	30,424
Investments in unconsolidated affiliates	276,710	277,146
Intangible lease assets and other assets	233,043	242,502
	$6,703,849	$6,785,971

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,799,817	$4,857,523
Accounts payable and accrued liabilities	305,924	333,875
Total liabilities	5,105,741	5,191,398
Commitments and contingencies (Notes 5 and 12)
Redeemable noncontrolling partnership interests	34,881	34,639
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,266,206 and 170,048,144 issued and outstanding in 2014 and 2013, respectively	1,703	1,700
Additional paid-in capital	1,967,970	1,967,644
Accumulated other comprehensive income	7,754	6,325
Dividends in excess of cumulative earnings	(568,426)	(570,781)
Total shareholders' equity	1,409,026	1,404,913
Noncontrolling interests	154,201	155,021
Total equity	1,563,227	1,559,934
	$6,703,849	$6,785,971

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Minimum rents	$169,277	$165,418
Percentage rents	3,606	4,716
Other rents	5,282	5,144
Tenant reimbursements	72,218	72,282
Management, development and leasing fees	3,135	3,075
Other	7,725	7,847
Total revenues	261,243	258,482

OPERATING EXPENSES:
Property operating	40,011	39,133
Depreciation and amortization	69,083	69,056
Real estate taxes	21,347	22,416
Maintenance and repairs	16,165	14,190
General and administrative	14,773	13,424
Loss on impairment	17,150	—
Other	6,545	6,656
Total operating expenses	185,074	164,875
Income from operations	76,169	93,607
Interest and other income	1,528	727
Interest expense	(60,506)	(59,824)
Gain on extinguishment of debt	42,660	—
Gain on sales of real estate assets	1,154	543
Equity in earnings of unconsolidated affiliates	3,684	2,619
Income tax (provision) benefit	(397)	174
Income from continuing operations	64,292	37,846
Operating income (loss) of discontinued operations	(499)	1,258
Gain (loss) on discontinued operations	(17)	781
Net income	63,776	39,885
Net income attributable to noncontrolling interests in:
Operating Partnership	(7,651)	(3,491)
Other consolidated subsidiaries	(831)	(6,081)
Net income attributable to the Company	55,294	30,313
Preferred dividends	(11,223)	(11,223)
Net income attributable to common shareholders	$44,071	$19,090

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited) (Continued)

	Three Months Ended March 31,
	2014	2013
Basic and diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.26	$0.11
Discontinued operations	—	0.01
Net income attributable to common shareholders	$0.26	$0.12
Weighted-average common and potential dilutive common shares outstanding	170,196	161,540

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$44,511	$17,366
Discontinued operations	(440)	1,724
Net income attributable to common shareholders	$44,071	$19,090

Dividends declared per common share	$0.245	$0.230

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$63,776	$39,885

Other comprehensive income:
Unrealized holding gain on available-for-sale securities	1,001	764
Unrealized loss on hedging instruments	(144)	(281)
Reclassification to net income of hedging loss	548	557
Total other comprehensive income	1,405	1,040

Comprehensive income	65,181	40,925
Comprehensive income attributable to noncontrolling interests in:
Operating Partnership	(7,627)	(3,667)
Other consolidated subsidiaries	(831)	(6,081)
Comprehensive income attributable to the Company	$56,723	$31,177

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	$40,248	$25	$1,613	$1,773,630	$6,986	$(453,561)	$1,328,693	$192,404	$1,521,097
Net income	788	—	—	—	—	30,313	30,313	3,698	34,011
Other comprehensive income	10	—	—	—	864	—	864	166	1,030
Dividends declared - common stock	—	—	—	—	—	(37,713)	(37,713)	—	(37,713)
Dividends declared - preferred stock	—	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 2,096,655 shares of common stock and restricted common stock	—	—	21	43,848	—	—	43,869	—	43,869
Cancellation of 20,644 shares of restricted common stock	—	—	—	(402)	—	—	(402)	—	(402)
Amortization of deferred compensation	—	—	—	1,464	—	—	1,464	—	1,464
Distributions to noncontrolling interests	(1,744)	—	—	—	—	—	—	(8,544)	(8,544)
Adjustment for noncontrolling interests	157	—	—	(10,909)	—	—	(10,909)	10,752	(157)
Adjustment to record redeemable noncontrolling interests at redemption value	4,156	—	—	(3,523)	—	—	(3,523)	(633)	(4,156)
Balance, March 31, 2013	$43,615	$25	$1,634	$1,804,108	$7,850	$(472,184)	$1,341,433	$197,843	$1,539,276

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	$34,639	$25	$1,700	$1,967,644	$6,325	$(570,781)	$1,404,913	$155,021	$1,559,934
Net income	1,146	—	—	—	—	55,294	55,294	7,336	62,630
Other comprehensive income (loss)	(1)	—	—	—	1,429	—	1,429	(23)	1,406
Dividends declared - common stock	—	—	—	—	—	(41,716)	(41,716)	—	(41,716)
Dividends declared - preferred stock	—	—	—	—	—	(11,223)	(11,223)	—	(11,223)
Issuances of 238,693 shares of common stock and restricted common stock	—	—	3	540	—	—	543	—	543
Cancellation of 20,631 shares of restricted common stock	—	—	—	(347)	—	—	(347)	—	(347)
Amortization of deferred compensation	—	—	—	1,467	—	—	1,467	—	1,467
Distributions to noncontrolling interests	(1,593)	—	—	—	—	—	—	(8,778)	(8,778)
Adjustment for noncontrolling interests	756	—	—	(1,350)	—	—	(1,350)	594	(756)
Adjustment to record redeemable noncontrolling interests at redemption value	(66)	—	—	16	—	—	16	51	67
Balance, March 31, 2014	$34,881	$25	$1,703	$1,967,970	$7,754	$(568,426)	$1,409,026	$154,201	$1,563,227

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,776	$39,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,083	71,662
Net amortization of deferred finance costs and debt premiums	2,234	1,586
Net amortization of intangible lease assets and liabilities	129	(314)
Gain on sales of real estate assets	(1,154)	(543)
(Gain) loss on sale of discontinued operations	17	(781)
Write-off of development projects	1	2
Share-based compensation expense	1,974	1,464
Loss on impairment	17,150	—
Loss on impairment from discontinued operations	681	—
Gain on extinguishment of debt	(42,660)	—
Equity in earnings of unconsolidated affiliates	(3,684)	(2,619)
Distributions of earnings from unconsolidated affiliates	3,035	4,465
Provision for doubtful accounts	1,206	698
Change in deferred tax accounts	449	2,661
Changes in:
Tenant and other receivables	6,444	102
Other assets	(6,931)	—
Accounts payable and accrued liabilities	(24,804)	(50,763)
Net cash provided by operating activities	86,946	67,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(53,091)	(42,567)
Reductions to restricted cash	7,669	1,697
Proceeds from sales of real estate assets	2,127	44,328
Payments received on mortgage and other notes receivable	224	3,630
Proceeds from sales of investments and available-for-sale securities	—	11,002
Additional investments in and advances to unconsolidated affiliates	(3,449)	(20,588)
Distributions in excess of equity in earnings of unconsolidated affiliates	5,414	4,343
Changes in other assets	(1,702)	(1,816)
Net cash (used in) provided by investing activities	(42,808)	29

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$219,836	$247,209
Principal payments on mortgage and other indebtedness	(208,752)	(307,697)
Additions to deferred financing costs	(62)	(651)
Prepayment fees on extinguishment of debt	(1,249)	—
Proceeds from issuances of common stock	35	43,869
Distributions to noncontrolling interests	(10,371)	(15,224)
Dividends paid to holders of preferred stock	(11,223)	(11,223)
Dividends paid to common shareholders	(41,662)	(35,485)
Net cash used in financing activities	(53,448)	(79,202)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,310)	(11,668)
CASH AND CASH EQUIVALENTS, beginning of period	65,500	78,248
CASH AND CASH EQUIVALENTS, end of period	$56,190	$66,580

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$53,722	$57,775

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS	March 31, 2014	December 31, 2013
Real estate assets:
Land	$854,711	$858,619
Buildings and improvements	7,069,967	7,125,512
	7,924,678	7,984,131
Accumulated depreciation	(2,069,964)	(2,056,357)
	5,854,714	5,927,774
Developments in progress	157,879	139,383
Net investment in real estate assets	6,012,593	6,067,157
Cash and cash equivalents	56,168	65,486
Receivables:
Tenant, net of allowance for doubtful accounts of $2,251 and $2,379 in 2014 and 2013, respectively	76,111	79,899
Other, net of allowance for doubtful accounts of $1,249 and $1,241 in 2014 and 2013, respectively	19,001	23,343
Mortgage and other notes receivable	30,201	30,424
Investments in unconsolidated affiliates	277,267	277,701
Intangible lease assets and other assets	232,923	242,383
	$6,704,264	$6,786,393

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness	$4,799,817	$4,857,523
Accounts payable and accrued liabilities	305,876	333,876
Total liabilities	5,105,693	5,191,399
Commitments and contingencies (Notes 5 and 12)
Redeemable interests:
Redeemable noncontrolling interests	6,454	5,883
Redeemable common units	28,427	28,756
Total redeemable interests	34,881	34,639
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	9,885	9,866
Limited partners	964,054	961,175
Accumulated other comprehensive income	6,331	4,923
Total partners' capital	1,545,482	1,541,176
Noncontrolling interests	18,208	19,179
Total capital	1,563,690	1,560,355
	$6,704,264	$6,786,393

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Minimum rents	$169,277	$165,418
Percentage rents	3,606	4,716
Other rents	5,282	5,144
Tenant reimbursements	72,218	72,282
Management, development and leasing fees	3,135	3,075
Other	7,725	7,847
Total revenues	261,243	258,482

OPERATING EXPENSES:
Property operating	40,011	39,133
Depreciation and amortization	69,083	69,056
Real estate taxes	21,347	22,416
Maintenance and repairs	16,165	14,190
General and administrative	14,773	13,424
Loss on impairment	17,150	—
Other	6,545	6,656
Total operating expenses	185,074	164,875
Income from operations	76,169	93,607
Interest and other income	1,528	727
Interest expense	(60,506)	(59,824)
Gain on extinguishment of debt	42,660	—
Gain on sales of real estate assets	1,154	543
Equity in earnings of unconsolidated affiliates	3,684	2,619
Income tax (provision) benefit	(397)	174
Income from continuing operations	64,292	37,846
Operating income (loss) of discontinued operations	(499)	1,258
Gain (loss) on discontinued operations	(17)	781
Net income	63,776	39,885
Net income attributable to noncontrolling interests	(831)	(6,081)
Net income attributable to the Operating Partnership	62,945	33,804
Distributions to preferred unitholders	(11,223)	(11,223)
Net income attributable to common unitholders	$51,722	$22,581

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited) (Continued)

	Three Months Ended March 31,
	2014	2013
Basic and diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.26	$0.11
Discontinued operations	—	0.01
Net income attributable to common unitholders	$0.26	$0.12
Weighted-average common and potential dilutive common units outstanding	199,741	191,085

Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$52,162	$20,857
Discontinued operations	(440)	1,724
Net income attributable to common unitholders	$51,722	$22,581

Distributions declared per common unit	$0.253	$0.239

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$63,776	$39,885

Other comprehensive income:
Unrealized holding gain on available-for-sale securities	1,003	764
Unrealized loss on hedging instruments	(144)	(281)
Reclassification to net income of hedging loss	548	557
Total other comprehensive income	1,407	1,040

Comprehensive income	65,183	40,925
Comprehensive income attributable to noncontrolling interests	(831)	(6,081)
Comprehensive income of the Operating Partnership	$64,352	$34,844

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(in thousands, except unit data)
 (Unaudited)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2013	$6,413	$33,835	$40,248	25,050	190,855	$565,212	$9,904	$877,363	$5,685	$1,458,164	$63,496	$1,521,660
Net income	604	184	788	—	—	11,223	240	22,157	—	33,620	391	34,011
Other comprehensive income	—	10	10	—	—	—	—	—	1,030	1,030	—	1,030
Distributions declared - common units	—	(1,145)	(1,145)	—	—	—	(463)	(44,469)	—	(44,932)	—	(44,932)
Distributions declared - preferred units	—	—	—	—	—	(11,223)	—	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	—	—	2,099	—	—	43,869	—	43,869	—	43,869
Cancellation of restricted common units	—	—	—	—	(21)	—	—	(402)	—	(402)	—	(402)
Amortization of deferred compensation	—	—	—	—	—	—		1,464	—	1,464	—	1,464
Distributions to noncontrolling interests	(599)	—	(599)	—	—	—	—	—	—	—	(1,325)	(1,325)
Allocation of partners' capital	—	157	157	—	—	—	(124)	(706)	—	(830)	—	(830)
Adjustment to record redeemable interests at redemption value	(376)	4,532	4,156	—	—	—	(44)	(4,112)	—	(4,156)	—	(4,156)
Balance, March 31, 2013	$6,042	$37,573	$43,615	25,050	192,933	$565,212	$9,513	$895,164	$6,715	$1,476,604	$62,562	$1,539,166

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(in thousands, except unit data)
(Unaudited)
(Continued)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2014	$5,883	$28,756	$34,639	25,050	199,593	$565,212	$9,866	$961,175	$4,923	$1,541,176	$19,179	$1,560,355
Net income	742	404	1,146	—	—	11,223	526	50,792	—	62,541	89	62,630
Other comprehensive income (loss)	—	(1)	(1)	—	—	—	—	—	1,408	1,408	—	1,408
Distributions declared - common units	—	(1,143)	(1,143)	—	—	—	(493)	(48,953)	—	(49,446)	—	(49,446)
Distributions declared - preferred units	—	—	—	—	—	(11,223)	—	—	—	(11,223)	—	(11,223)
Issuances of common units	—	—	—	—	240	—	5	538	—	543	—	543
Cancellation of common units	—	—	—	—	(21)	—	—	(347)	—	(347)	—	(347)
Amortization of deferred compensation	—	—	—	—	—	—	—	1,467	—	1,467	—	1,467
Distributions to noncontrolling interests	(450)	—	(450)	—	—	—	—	—	—	—	(1,060)	(1,060)
Allocation of partners' capital	—	756	756	—	—	—	(20)	(684)	—	(704)	—	(704)
Adjustment to record redeemable interests at redemption value	279	(345)	(66)	—	—	—	1	66	—	67	—	67
Balance, March 31, 2014	$6,454	$28,427	$34,881	25,050	199,812	$565,212	$9,885	$964,054	$6,331	$1,545,482	$18,208	$1,563,690

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,776	$39,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,083	71,662
Net amortization of deferred finance costs and debt premiums	2,234	1,586
Net amortization of intangible lease assets and liabilities	129	(314)
Gain on sales of real estate assets	(1,154)	(543)
(Gain) loss on sale of discontinued operations	17	(781)
Write-off of development projects	1	2
Share-based compensation expense	1,974	1,464
Loss on impairment	17,150	—
Loss on impairment from discontinued operations	681	—
Gain on extinguishment of debt	(42,660)	—
Equity in earnings of unconsolidated affiliates	(3,684)	(2,619)
Distributions of earnings from unconsolidated affiliates	3,035	4,465
Provision for doubtful accounts	1,206	698
Change in deferred tax accounts	449	2,661
Changes in:
Tenant and other receivables	6,444	102
Other assets	(6,931)	61
Accounts payable and accrued liabilities	(24,812)	(50,852)
Net cash provided by operating activities	86,938	67,477
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(53,091)	(42,567)
Reductions to restricted cash	7,669	1,697
Proceeds from sales of real estate assets	2,127	44,328
Payments received on mortgage and other notes receivable	224	3,630
Proceeds from sales of investments and available-for-sale securities	—	11,002
Additional investments in and advances to unconsolidated affiliates	(3,449)	(20,590)
Distributions in excess of equity in earnings of unconsolidated affiliates	5,414	4,343
Changes in other assets	(1,702)	(1,816)
Net cash (used in) provided by investing activities	(42,808)	27

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$219,836	$247,209
Principal payments on mortgage and other indebtedness	(208,752)	(307,697)
Additions to deferred financing costs	(62)	(651)
Prepayment fees on extinguishment of debt	(1,249)	—
Proceeds from issuances of common units	35	43,869
Distributions to noncontrolling interests	(1,510)	(7,125)
Distributions to preferred unitholders	(11,223)	(11,223)
Distributions to common unitholders	(50,523)	(43,584)
Net cash used in financing activities	(53,448)	(79,202)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,318)	(11,698)
CASH AND CASH EQUIVALENTS, beginning of period	65,486	78,244
CASH AND CASH EQUIVALENTS, end of period	$56,168	$66,546

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$53,722	$57,775

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share and per unit data)

Note 1 – Organization and Basis of Presentation
CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, outlet centers, associated centers, community centers and office properties.  Its properties are located in 27 states, but are primarily in the southeastern and midwestern United States.
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE").  As of March 31, 2014, the Operating Partnership owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)
Controlling interests	74	25	7	8
Noncontrolling interests (3)	9	4	5	5
Total	83	29	12	13

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed use center).

(2)	Includes CBL's corporate office building.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.
At March 31, 2014, the Operating Partnership had interests in the following properties under development:

	Controlling Interests		Noncontrolling Interests
	Malls	Associated Centers	Community Centers
Development	1	—	—
Expansions	3	—	1
Redevelopment	4	1	—
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2014, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.2% limited partner interest for a combined interest held by CBL of 85.2%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At March 31, 2014, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.7% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.5 million shares of CBL’s common stock at March 31, 2014, for a total combined effective interest of 10.8% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended March 31, 2014 are not necessarily indicative of the results to be obtained for the full fiscal year.
Certain historical amounts have been reclassified to conform to the current year's presentation. The financial results of certain properties that met the criteria for classification as discontinued operations, prior to the adoption of Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity ("ASU 2014-08") in the first quarter of 2014, had been classified in continuing operations have been reclassified to discontinued operations in the condensed consolidated financial statements for all periods presented herein. Except where noted, the information presented in the Notes to Unaudited Condensed Consolidated Financial Statements excludes discontinued operations.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.
Note 2 – Recent Accounting Pronouncements
 Accounting Guidance Adopted
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 addresses the diversity in practice related to the recognition, measurement and disclosure of certain obligations which are not addressed within existing GAAP guidance. Such obligations under the scope of ASU 2013-04 include debt arrangements, other contractual obligations, settled litigation and judicial rulings. The guidance requires an entity to measure these joint and several obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose information about the nature and amount of these obligations. For public companies, ASU 2013-04 was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 did not have an impact on the Company's condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of this update is to reduce the diversity in practice related to the presentation of certain unrecognized tax benefits. ASU 2013-11 provides that unrecognized tax benefits are to be presented as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the governing tax law. To the extent such an NOL carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or the entity does not intend to use the deferred tax asset for this purpose, the unrecognized tax benefit is to be recorded as a liability in the financial statements and should not be netted with a deferred tax asset. ASU 2013-11 was effective for public companies for fiscal years beginning after December 15, 2013 and interim periods within those years. The guidance is applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application was permitted. The adoption of ASU 2013-11 did not have an impact on the Company's condensed consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08. This update changes the criteria for reporting discontinued operations and provides enhanced disclosures about the financial effects of discontinued operations. The intent of the guidance is to require an entity to classify disposals as discontinued operations only when they clearly represent a major strategic business shift such as a disposal of a line of business, significant geographical area or major equity method investment. For significant disposals not classified as discontinued operations, ASU 2014-08 requires the disclosure of the pre-tax income or loss attributable to the disposal for the period in which it is disposed of (or is classified as held for sale) and for all prior periods that are presented. If a significant disposal not classified as discontinued operations includes a noncontrolling interest, the pre-tax income or loss attributable to the parent for the period in which it is disposed of or is classified as held for sale is disclosed. For public companies, ASU 2014-08 is effective on a prospective basis for all disposals (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company elected to adopt this guidance in the first quarter of 2014. The Company expects the majority of its disposals in the future will not meet the criteria under ASU 2014-08 to be classified as discontinued operations, which will reduce the requirement to reclassify discontinued operations for both the period of disposal (or classification as held for sale) and for comparative periods.

Note 3 – Fair Value Measurements

The Company has categorized its financial assets and financial liabilities that are recorded at fair value into a hierarchy in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosure, ("ASC 820") based on whether the inputs to valuation techniques are observable or unobservable.  The fair value hierarchy contains three levels of inputs that may be used to measure fair value as follows:

Level 1 – Inputs represent quoted prices in active markets for identical assets and liabilities as of the measurement date.

Level 2 – Inputs, other than those included in Level 1, represent observable measurements for similar instruments in active markets, or identical or similar instruments in markets that are not active, and observable measurements or market data for instruments with substantially the full term of the asset or liability.

Level 3 – Inputs represent unobservable measurements, supported by little, if any, market activity, and require considerable assumptions that are significant to the fair value of the asset or liability.  Market valuations must often be determined using discounted cash flow methodologies, pricing models or similar techniques based on the Company’s assumptions and best judgment.

The asset or liability's fair value within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Under ASC 820, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction at the measurement date. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs and consider assumptions such as inherent risk, transfer restrictions, and risk of nonperformance.
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Fair Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$14,974	$14,974	$—	$—

Liabilities:
Interest rate swaps	$3,603	$—	$3,603	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$13,973	$13,973	$—	$—
Interest rate cap	—	—	—	—

Liabilities:
Interest rate swaps	$4,007	—	$4,007	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for any periods presented.

Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of AOCI in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three month periods ended March 31, 2014 and 2013, the Company did not record any write-downs related to other-than-temporary impairments.  The Company did not recognize any realized gains or losses related to sales of marketable securities during the three month periods ended March 31, 2014 and 2013. The fair values of the Company’s available-for-sale securities are based on quoted market prices and are classified under Level 1.
The following is a summary of the available-for-sale securities held by the Company as of March 31, 2014 and December 31, 2013:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
March 31, 2014:
Common stocks	$4,195	$10,779	$—	$14,974

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2013:
Common stocks	$4,195	$9,778	$—	$13,973
The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as of March 31, 2014 and four interest rate swaps and one interest rate cap at December 31, 2013, that qualified as hedging instruments and were designated as cash flow hedges.  The interest rate cap is included in intangible lease assets and other assets and the interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps and cap have met the effectiveness test criteria since inception and changes in their fair values are, thus, reported in other comprehensive income (loss) ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $5,070,485 and $5,126,300 at March 31, 2014 and December 31, 2013, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,799,817 and $4,857,523 at March 31, 2014 and December 31, 2013, respectively.
Fair Value Measurements on a Nonrecurring Basis
The Company measures the fair value of certain long-lived assets on a nonrecurring basis, through quarterly impairment testing or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers both quantitative and qualitative factors in its impairment analysis of long-lived assets. Significant quantitative factors include historical and forecasted information for each property such as net operating income ("NOI"), occupancy statistics and sales levels. Significant qualitative factors used include market conditions, age and condition of the property and tenant mix. Due to the significant unobservable estimates and assumptions used in the valuation of long-lived assets that experience impairment, the Company classifies such long-lived assets under Level 3 in the fair value hierarchy. The fair value analysis as of March 31, 2014 used various probability-weighted scenarios comparing the property's net book value to the sum of its estimated fair value. Assumptions included up to a 10-year holding period with a sale at the end of the holding period and capitalization rates ranging from 9% to 12%.

The following table sets forth information regarding the Company's assets that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
2014:
Long-lived assets	$67,128	$—	$—	$67,128	$17,150
Long-lived Assets Measured at Fair Value in 2014
In accordance with the Company's quarterly impairment review process, the Company recorded a non-cash impairment of real estate of $12,050 in the first quarter of 2014 related to Chapel Hill Mall, located in Akron, OH, to write-down the depreciated book value to its estimated fair value of $53,348 as of March 31, 2014. The mall has experienced declining cash flows which are insufficient to cover the debt service on the mortgage secured by the property. The loan is currently in default. Additionally, the Company recognized a non-cash impairment of real estate of $5,100 when it adjusted the book value of Lakeshore Mall, located in Sebring, FL, to its estimated fair value of $13,780 based on a binding purchase agreement signed in April 2014. The sale closed in May 2014. See Note 16 for additional information.
A reconciliation of each mall's carrying values for the three months ending March 31, 2014 is as follows:

	Lakeshore Mall (1)	Chapel Hill Mall (2)	Total
Beginning carrying value, January 1, 2014	$19,127	$66,062	$85,189
Capital expenditures	11	—	11
Depreciation expense	(258)	(664)	(922)
Loss on impairment of real estate	(5,100)	(12,050)	(17,150)
Ending carrying value, March 31, 2014	$13,780	$53,348	$67,128

(1)	The revenues of Lakeshore Mall accounted for approximately 0.4% of total consolidated revenues for the trailing twelve months ended March 31, 2014.

(2)	The revenues of Chapel Hill Mall accounted for approximately 1.0% of total consolidated revenues for the trailing twelve months ended March 31, 2014.

Note 4 – Disposals and Discontinued Operations
In the first quarter of 2014, the Company adopted ASU 2014-08, which changed the definition and criteria of property disposals classified as discontinued operations, on a prospective basis. As a result of applying this accounting guidance, the 2014 disposal listed below was not reclassified to discontinued operations as the 2013 disposals were.
2014 Disposition
In January 2014, the mortgage lender for Citadel Mall completed the foreclosure on the property. The lender received the title in satisfaction of the non-recourse debt which had a balance of $68,169. A loss on impairment of $20,453 was recorded in the second quarter of 2013 to write down the book value of this property to its then estimated fair value. In the first quarter of 2014, the Company recognized a non-cash gain on extinguishment of debt of $43,909 representing the difference between the book value of the debt extinguished over the net book value of the property as of the transfer date. See Note 6 for additional information. The results of operations of Citadel Mall, as well as the gain on extinguishment of debt and impairment loss, are included in income from continuing operations for all periods presented, as applicable.

2013 Dispositions
The results of operations of the properties described below, as well as any gains or impairment losses related to those properties, are included in discontinued operations for all periods presented, as applicable. Net proceeds from these 2013 dispositions were used to reduce the outstanding balances on the Company's credit facilities. The following is a summary of the Company's 2013 dispositions:

						Three Months Ended 3/31/13
				Sales Price		Gain/ (Loss)
Sales Date	Property	Property Type	Location	Gross	Net
2013 Activity:
August	Georgia Square & Georgia Square Plaza, Panama City Mall & The Shoppes at Panama City, RiverGate Mall and Village at RiverGate (1)	Mall & Associated Center	Athens, GA Panama City, FL Nashville, TN	$176,000	$171,977	$—
March	1500 Sunday Drive	Office Building	Raleigh, NC	8,300	7,862	(634)
March	Peninsula I & II	Office Building	Newport News, VA	5,250	5,121	590
January	Lake Point & SunTrust	Office Building	Greensboro, NC	30,875	30,490	824
	Various (2)					1
				$220,425	$215,450	$781

(1)	Net loss on impairment of $5,234 recorded in the third quarter of 2013 to write down the book value of six properties sold in a portfolio sale to the net sales price.

(2)	Reflects subsequent true-ups for settlement of estimated expenses based on actual amounts for properties disposed of in previous periods.

Total revenues of the properties described above that are included in discontinued operations were $7,909 for the three months ended March 31, 2013. The total net investment in real estate assets at the time of sale for the office buildings sold during the three months ended March 31, 2013 was $42,693. There were no outstanding mortgage loans for any of the office buildings that were sold during the three months ended March 31, 2013. Discontinued operations for the three month periods ended March 31, 2014 and 2013 also include settlements of estimated expenses based on actual amounts for properties sold during previous periods.

Note 5 – Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At March 31, 2014, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of four office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center	65.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (Coastal Grand Crossing and vacant land)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I and one office building	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%
Although the Company had majority ownership of certain joint ventures during 2014 and 2013, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	March 31, 2014	December 31, 2013
Investment in real estate assets	$2,227,475	$2,167,227
Accumulated depreciation	(570,764)	(555,174)
	1,656,711	1,612,053
Developments in progress	53,909	103,161
Net investment in real estate assets	1,710,620	1,715,214
Other assets	176,103	168,799
Total assets	$1,886,723	$1,884,013

LIABILITIES
Mortgage and other indebtedness	$1,478,401	$1,468,422
Other liabilities	41,133	48,203
Total liabilities	1,519,534	1,516,625

OWNERS' EQUITY
The Company	212,231	213,664
Other investors	154,958	153,724
Total owners' equity	367,189	367,388
Total liabilities and owners' equity	$1,886,723	$1,884,013

	Total for the Three Months Ended March 31,		Company's Share for the Three Months Ended March 31,
	2014	2013	2014	2013
Total revenues	$61,821	$60,719	$31,952	$31,670
Depreciation and amortization	(18,787)	(19,148)	(9,861)	(9,948)
Interest income	340	339	259	235
Interest expense	(18,558)	(19,668)	(9,491)	(10,072)
Operating expenses	(18,181)	(18,752)	(9,175)	(9,266)
Net income	$6,635	$3,490	$3,684	$2,619

2014 Financings
The following table presents the loan activity of the Company's unconsolidated affiliates since January 1, 2014:

Date	Property	Stated Interest Rate	Maturity Date (1)	Amount Financed or Extended
February	Fremaux Town Center - Phase I (2)	LIBOR + 2.125%	March 2016	$47,291

(1)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018.

(2)
Fremaux Town Center JV, LLC ("Fremaux") amended and restated its March 2013 loan agreement to increase the capacity on its construction loan from $46,000 to $47,291 for additional development costs related to Fremaux Town Center. The Company has guaranteed 100% of the loan.

All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for Fremaux, West Melbourne, Port Orange, and Gulf Coast Phase III. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.

CBL/T-C, LLC
In accordance with the terms of the joint venture agreement, the Company elected to purchase TIAA-CREF's 12.0% interest in Pearland Town Center for $17,948. This amount represents the noncontrolling partner's equity contribution related to Pearland Town Center, which was accounted for as a financing obligation, plus accrued and unpaid preferred return at a rate of 8.0%. See Note 6 for further information.
Redeemable Interests
Redeemable common units of $28,427 and $28,756 at March 31, 2014 and December 31, 2013, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.

Redeemable noncontrolling interests of $6,454 and $5,883 at March 31, 2014 and December 31, 2013, respectively, include the aggregate noncontrolling ownership interest in consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder's election that allow for redemption through cash and/or properties.

The redeemable noncontrolling interests in other consolidated subsidiaries includes the third party interest in the Company's subsidiary that provides security and maintenance services and also included, prior to their redemption by the Company in September 2013, the perpetual preferred joint venture units (“PJV units”) issued to the Westfield Group (“Westfield”) for its preferred interest in CW Joint Venture, LLC ("CWJV"), a Company-controlled entity, consisting of four of the Company's other consolidated subsidiaries.  See Note 12 for additional information related to the PJV units.  The 2013 activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units that the Company redeemed in September 2013 is as follows:

Three Months Ended March 31, 2013
Beginning Balance	$423,834
Net income attributable to redeemable noncontrolling preferred joint venture interest	5,085
Distributions to redeemable noncontrolling preferred joint venture interest	(5,200)
Ending Balance	$423,719
Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interest was $18,208 and $19,179, as of March 31, 2014 and December 31, 2013, respectively.
Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of March 31, 2014, the Company's total noncontrolling interests of $154,201 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $135,993 and $18,208, respectively. The Company's total noncontrolling interest at December 31, 2013 of $155,021 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $135,842 and $19,179, respectively.
Cost Method Investment
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. As of March 31, 2014, Jinsheng owned controlling interests in eight home furnishing shopping malls.
The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The carrying amount of this investment was $5,325 at March 31, 2014 and December 31, 2013. The noncontrolling interest is reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

Variable Interest Entities
Triangle Town Member LLC
The Company holds a 50% ownership interest in the joint venture Triangle Town Member, LLC. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company continues to account for it as an unconsolidated affiliate using the equity method of accounting as of March 31, 2014.
JG Gulf Coast Town Center LLC
The Company holds a 50% ownership interest in the joint venture JG Gulf Coast Town Center LLC. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company continues to account for it as an unconsolidated affiliate using the equity method of accounting as of March 31, 2014.
West Melbourne I, LLC
The Company holds a 50% ownership interest in the joint venture West Melbourne I, LLC. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company continues to account for it as an unconsolidated affiliate using the equity method of accounting as of March 31, 2014.
The Promenade D’Iberville, LLC
The Company holds an 85% ownership interest in the joint venture The Promenade D'Iberville, LLC. In 2013, the Company reconsidered the entity’s status, and determined that its investment in this joint venture represents an interest in a VIE. The Company is the primary beneficiary because of its power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of March 31, 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
Louisville Outlet Shoppes, LLC
In the second quarter of 2013, the Company entered into a joint venture, Louisville Outlet Shoppes, LLC, with a third party to develop, own and operate The Outlet Shoppes of the Bluegrass located in Simpsonville, KY. Construction began in June 2013 with completion expected in summer 2014. The Company holds a 65% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary because of its power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of March 31, 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
Gettysburg Outlet Center Holding LLC
In the second quarter of 2012, the Company entered into a joint venture, Gettysburg Outlet Center Holding LLC, with a third party to develop, own and operate The Outlet Shoppes at Gettysburg. The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of March 31, 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
El Paso Outlet Center Holding, LLC
In the second quarter of 2012, the Company entered into a joint venture, El Paso Outlet Center Holding, LLC, with a third party to develop, own and operate The Outlet Shoppes at El Paso. The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of March 31, 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.

Note 6 – Mortgage and Other Indebtedness
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries that the Operating Partnership has a direct or indirect ownership interest in is the borrower on all of the Company's debt.
CBL is a limited guarantor of the 5.25% senior notes, issued by the Operating Partnership in November 2013, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and two unsecured term loans as of March 31, 2014.
CBL also has guaranteed 100% of the debt secured by The Promenade in D'Ilberville, MS, which had a balance of $50,640 at March 31, 2014.
Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	March 31, 2014		December 31, 2013
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,441,803	5.54%	$3,527,830	5.54%
Senior unsecured notes (3)	445,495	5.25%	445,374	5.25%
Financing obligation (4)	—	—%	17,570	8.00%
Total fixed-rate debt	3,887,298	5.51%	3,990,774	5.52%
Variable-rate debt:
Non-recourse term loans on operating properties	11,306	1.95%	133,712	3.14%
Recourse term loans on operating properties	50,640	1.87%	51,300	1.87%
Construction loan	19,361	2.16%	2,983	2.17%
Unsecured lines of credit	381,212	1.55%	228,754	1.57%
Unsecured term loans	450,000	1.70%	450,000	1.71%
Total variable-rate debt	912,519	1.66%	866,749	1.91%
Total	$4,799,817	4.77%	$4,857,523	4.88%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
The Company had four interest rate swaps on notional amounts totaling $108,787 as of March 31, 2014 and $109,830 as of December 31, 2013 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts were reflected in fixed-rate debt at March 31, 2014 and December 31, 2013.

(3)	Net of discount in the amount of $4,505 and $4,626 as of March 31, 2014 and December 31, 2013, respectively.

(4)
This amount represented the noncontrolling partner's equity contribution related to Pearland Town Center that was accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement. In March 2014, the Company purchased the noncontrolling interest as described below.

Senior Unsecured Notes
In November 2013, the Operating Partnership issued $450,000 of senior unsecured notes that bear interest at 5.25% payable semiannually beginning June 1, 2014 and mature on December 1, 2023 ("the Notes"). The interest rate will be subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%. The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the Notes to be redeemed. The Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest. After deducting underwriting and other offering expenses of $4,152 and a discount of $4,626, the net proceeds from the sale of the Notes was $441,222, which the Operating Partnership used to reduce the outstanding balances on its credit facilities.
Financing Obligation
In March 2014, the Company exercised its right to acquire the 12.0% noncontrolling interest in Pearland Town Center, which was accounted for as a financing obligation upon its sale in October 2011, from its joint venture partner. The $17,948 purchase price represents the partner's invested capital plus accrued and unpaid preferred return at a rate of 8.0%. See Note 5 for additional information.
Unsecured Lines of Credit
The Company has three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.
Each facility bears interest at LIBOR plus a spread of 100 to 175 basis points based on the Company's credit ratings. As of March 31, 2014, the Company's interest rate based on its credit ratings of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Fitch Ratings ("Fitch") is LIBOR plus 140 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility. As of March 31, 2014, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.55% at March 31, 2014.
The following summarizes certain information about the Company's unsecured lines of credit as of March 31, 2014:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date (1)
Wells Fargo - Facility A	$600,000	$222,829	(2)	November 2015	November 2016
First Tennessee	100,000	34,000		February 2016	N/A
Wells Fargo - Facility B	600,000	124,383	(3)	November 2016	November 2017
	$1,300,000	$381,212

(1)
The extension options are at the Company's election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

(2)	There was an additional $1,775 outstanding on this facility as of March 31, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(3)	There was an additional $123 outstanding on this facility as of March 31, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
The Company has a five-year $400,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 150 basis points based on the Company's current credit ratings and has a maturity date of July 2018. At March 31, 2014, the outstanding borrowings of $400,000 had an interest rate of 1.65%.
The Company also has a $50,000 unsecured term loan that bears interest at LIBOR plus 190 basis points and matures in February 2018. At March 31, 2014, the outstanding borrowings of $50,000 had a weighted-average interest rate of 2.05%.
Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at March 31, 2014.

Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of March 31, 2014:

Ratio	Required	Actual
Debt to total asset value	< 60%	51.2%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.39x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.58x
EBITDA to fixed charges (debt service)	> 1.50x	2.22x
The agreements for the unsecured credit facilities and unsecured term loans described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 or any non-recourse indebtedness greater than $150,000 (for the Company's ownership share) of CBL, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict the Company's ability to enter into any transaction that could result in certain changes in its ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements for the credit facilities.
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of March 31, 2014:

Ratio	Required	Actual
Total debt to total assets	< 60%	55.1%
Secured debt to total assets	< 45% (1)	39.7%
Total unencumbered assets to unsecured debt	> 150%	224.7%
Consolidated income available for debt service to annual debt service charge	> 1.50x	3.28x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.
The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes.
Other
Several of the Company’s malls/open-air centers, associated centers and community centers, in addition to the corporate office building, are owned by special purpose entities that are included in the Company’s condensed consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.
Mortgages on Operating Properties
The Company has repaid the following loan, secured by the related property, since January 1, 2014:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	St. Clair Square (2)	3.25%	December 2016	$122,375

(1)	The Company retired the loan with borrowings from its credit facilities.

(2)	The Company recorded a loss on extinguishment of debt from a $1,249 prepayment fee.
In February 2014, the lender of the non-recourse mortgage loan secured by Chapel Hill Mall in Akron, OH notified the Company that the loan had been placed in default. Chapel Hill Mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $68,563 at March 31, 2014.

In the third quarter of 2013, the lender of the non-recourse mortgage loan secured by Citadel Mall in Charleston, SC sent a formal notice of default and initiated foreclosure proceedings. Citadel Mall generated insufficient income levels to cover the debt service on the mortgage and, in the second quarter of 2013, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. A foreclosure sale occurred in January 2014 and the lender received the deed to the property in satisfaction of the non-recourse debt, which had a balance of $68,169 at the time of foreclosure. The Company recognized a gain of $43,909 related to the extinguishment of debt in the first quarter of 2014. See Note 4 to the condensed consolidated financial statements for further information.
The lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified the Company in the first quarter of 2012 that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27,265 at March 31, 2014 and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. The servicer for the loan secured by Columbia Place is proceeding with foreclosure which the Company anticipates will occur in 2014.
See Note 16 to the condensed consolidated financial statements for information on loans on operating properties obtained subsequent to March 31, 2014.
Scheduled Principal Payments
As of March 31, 2014, the scheduled principal amortization and balloon payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans, term loans, the notes and lines of credit, are as follows:

2014	$194,885
2015	752,147
2016	846,937
2017	488,826
2018	671,936
Thereafter	1,840,019
4,794,750
Net unamortized premiums	5,067
$4,799,817
Of the $194,885 of scheduled principal payments in 2014, $164,040 relates to the maturing principal balances of two operating property loans, $3,580 represents scheduled principal amortization and $27,265 relates to the principal balance of one operating property loan secured by Columbia Place with a maturity date of September 2013. One maturing operating property loan with a principal balance of $50,640 outstanding as of March 31, 2014 has an extension available at the Company's option, leaving one loan maturity in 2014 of $113,400 that the Company intends to retire. The servicer for the loan secured by Columbia Place is proceeding with foreclosure which the Company anticipates will occur in 2014.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.8 years as of March 31, 2014 and 4.7 years as of December 31, 2013.
Interest Rate Hedge Instruments
The Company records its derivative instruments in its condensed consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the derivative has been designated as a hedge and, if so, whether the hedge has met the criteria necessary to apply hedge accounting.
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives are used to hedge the variable cash flows associated with variable-rate debt.

As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Swaps	4	$108,787

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/14	Fair Value at 12/31/13	Maturity Date
Cap	Intangible lease assets and other assets	N/A	3-month LIBOR	5.000%	N/A	$—	Jan 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$52,588 (amortizing to $48,337)	1-month LIBOR	2.149%	$(1,722)	$(1,915)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$32,928 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,102)	(1,226)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,309 (amortizing to $11,313)	1-month LIBOR	2.142%	(402)	(446)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,962 (amortizing to $10,083)	1-month LIBOR	2.236%	(377)	(420)	Apr 2016
					$(3,603)	$(4,007)

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013		2014	2013
Interest rate contracts	$404	$276	Interest Expense	$(548)	$(557)	Interest Expense	$—	$—

As of March 31, 2014, the Company expects to reclassify approximately $2,142 of losses currently reported in AOCI to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between March 31, 2014 and the respective dates of termination will vary the projected reclassification amount.

Note 7 – Comprehensive Income
Accumulated Other Comprehensive Income of the Company
Comprehensive income of the Company includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. OCI/L includes changes in unrealized gains (losses) on available-for-sale securities and interest rate hedge agreements.
The changes in the components of AOCI for the three months ended March 31, 2014 and 2013 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(1,214)	$7,539	$(3,304)	$1,903	$5,644
OCI before reclassifications	3	(4)	890	1,087	59	(82)	1,953
Amounts reclassified from AOCI (1)	—	—	(548)	—	—	—	(548)
Net current quarterly period OCI	3	(4)	342	1,087	59	(82)	1,405
Ending balance, March 31, 2014	$390	$329	$(872)	$8,626	$(3,245)	$1,821	$7,049
(1) Reclassified $548 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$353	$(2,756)	$9,742	$(3,563)	$2,263	$6,412
OCI before reclassifications	3	7	786	635	44	122	1,597
Amounts reclassified from AOCI (1)	—	—	(557)	—	—	—	(557)
Net current quarterly period OCI	3	7	229	635	44	122	1,040
Ending balance, March 31, 2013	$376	$360	$(2,527)	$10,377	$(3,519)	$2,385	$7,452

(1)	Reclassified $557 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

Accumulated Other Comprehensive Income of the Operating Partnership
Comprehensive income of the Operating Partnership includes all changes in redeemable common units and partners' capital during the period, except those resulting from investments by unitholders, distributions to unitholders and redemption valuation adjustments. OCI/L includes changes in unrealized gains (losses) on available-for-sale securities and interest rate hedge agreements.
The changes in the components of AOCI for the three months ended March 31, 2014 and 2013 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(4,518)	$9,442	$5,644
OCI before reclassifications	3	(4)	950	1,005	1,954
Amounts reclassified from AOCI (1)	—	—	(548)	—	(548)
Net current quarterly period OCI	3	(4)	402	1,005	1,406
Ending balance, March 31, 2014	$390	$329	$(4,116)	$10,447	$7,050

(1)	Reclassified $548 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available-for-Sale Securities	Hedging Agreements	Available-for-Sale Securities	Total
Beginning balance, January 1, 2013	$373	$353	$(6,319)	$12,005	$6,412
OCI before reclassifications	3	7	830	757	1,597
Amounts reclassified from AOCI (1)	—	—	(557)	—	(557)
Net current quarterly period OCI	3	7	273	757	1,040
Ending balance, March 31, 2013	$376	$360	$(6,046)	$12,762	$7,452

(1)	Reclassified $557 of interest on cash flow hedges to Interest Expense in the condensed consolidated statements of operations.

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is fully collectable as of March 31, 2014.
Mortgage and other notes receivable consist of the following:

		As of March 31, 2014		As of December 31, 2013
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Coastal Grand - Myrtle Beach	Oct 2014	7.75%	$9,000	7.75%	$9,000
Park Place	May 2022	5.00%	1,696	5.00%	1,738
Village Square	Oct 2014	4.50%	2,600	4.50%	2,600
Other	Dec 2016 - Jan 2047	2.65% - 9.50%	5,717	2.67% - 9.50%	5,782
			19,013		19,120
Other Notes Receivable:
Horizon Group - The Outlet Shoppes at Atlanta	May 2015	7.00%	700	7.00%	816
Lee's Summit land	Nov 2023	5.00%	7,429	5.00%	7,429
Woodstock land	May 2014	10.00%	3,059	10.00%	3,059
			11,188		11,304

			$30,201		$30,424

Note 9 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on the Company’s reportable segments is presented as follows, restated for discontinued operations in all periods presented:

Three Months Ended March 31, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$229,873	$10,856	$4,538	$15,976	$261,243
Property operating expenses (2)	(74,294)	(2,495)	(1,657)	923	(77,523)
Interest expense	(50,016)	(2,000)	(649)	(7,841)	(60,506)
Other expense	—	—	—	(6,545)	(6,545)
Gain on sales of real estate assets	1,130	1	1	22	1,154
Segment profit	$106,693	$6,362	$2,233	$2,535	117,823
Depreciation and amortization expense					(69,083)
General and administrative expense					(14,773)
Interest and other income					1,528
Gain on extinguishment of debt					42,660
Loss on impairment					(17,150)
Equity in earnings of unconsolidated affiliates					3,684
Income tax provision					(397)
Income from continuing operations					$64,292
Capital expenditures (3)	$32,937	$9,272	$528	$39,757	$82,494

Three Months Ended March 31, 2013	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$229,146	$10,605	$4,064	$14,667	$258,482
Property operating expenses (2)	(77,265)	(2,677)	(554)	4,757	(75,739)
Interest expense	(52,439)	(2,046)	(577)	(4,762)	(59,824)
Other expense	—	—	—	(6,656)	(6,656)
Gain on sales of real estate assets	295	—	—	248	543
Segment profit	$99,737	$5,882	$2,933	$8,254	116,806
Depreciation and amortization expense					(69,056)
General and administrative expense					(13,424)
Interest and other income					727
Equity in earnings of unconsolidated affiliates					2,619
Income tax benefit					174
Income from continuing operations					$37,846
Capital expenditures (3)	$19,557	$1,006	$1,184	$40,062	$61,809

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 10 – Equity and Capital
At-The-Market Equity Program
On March 1, 2013, the Company entered into separate controlled equity offering sales agreements (collectively, the "Sales Agreements") with a number of sales agents to sell shares of CBL's common stock, having an aggregate offering price of up to $300,000, from time to time in "at-the-market" equity offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) or in negotiated transactions (the "ATM program"). In accordance with the Sales Agreements, the Company sets the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents are entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. For each share of common stock issued by CBL, the Operating Partnership issues a corresponding number of common units of limited partnership interest to CBL in exchange for the contribution of the proceeds from the stock issuance. The Company includes only share issuances that have settled in the calculation of shares outstanding at the end of each period.
The Company did not sell any shares under the ATM program during the three months ended March 31, 2014. The following table summarizes issuances of common stock sold through the ATM program during the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Number of shares settled	1,889,105
Gross proceeds	$44,459
Net proceeds	$43,904
Weighted-average sales price	$23.53
The net proceeds from the ATM sales were used to reduce the balances on the Company's credit facilities. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock and approximately $88,507 remains available that may be sold under this program as of March 31, 2014. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Note 11 – Earnings Per Share and Earnings per Unit
Earnings per Share of the Company
Basic earnings per share (“EPS”) is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive.
There were no potential dilutive common shares included in the denominator used to compute EPS as there were no outstanding stock options and there were no anti-dilutive shares related to stock options for the three month periods ended March 31, 2014 and 2013.
Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding.
There were no potential dilutive common units included in the denominator used to compute EPU as there were no outstanding stock options and there were no anti-dilutive units related to stock options for the three month periods ended March 31, 2014 and 2013.

Note 12 – Contingencies
Litigation
The Company is currently involved in certain litigation that arises in the ordinary course of business, most of which is expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.
On March 11, 2010, The Promenade D'Iberville, LLC (“TPD”), a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi (the "Mississippi Case"), against M. Hanna Construction Co., Inc. (“M Hanna”), Gallet & Associates, Inc., LA Ash, Inc., EMJ Corporation (“EMJ”) and JEA (f/k/a Jacksonville Electric Authority), seeking damages for alleged property damage and related damages occurring at a shopping center development in D'Iberville, Mississippi. EMJ filed an answer and counterclaim denying liability and seeking to recover from TPD the retainage of approximately $327 allegedly owed under the construction contract. Kohl's Department Stores, Inc. (“Kohl's”) was granted permission to intervene in the Mississippi Case and, on April 13, 2011, filed a cross-claim against TPD alleging that TPD is liable to Kohl's for unspecified damages resulting from the actions of the defendants and for the failure to perform the obligations of TPD under a Site Development Agreement with Kohl's. Kohl's also made a claim against the Company based on the Company's guarantee of the performance of TPD under the Site Development Agreement. Although, based on information currently available, the Company believes the likelihood of an unfavorable outcome related to the claims made by EMJ and Kohl's against the Company in connection with the Mississippi case is remote, the Company is providing disclosure of this litigation due to the related party relationship between the Company and EMJ described below. In February 2014 and August 2013, TPD received partial settlements of $800 and $8,240, respectively, from certain of the defendants in the Mississippi Case described above. Litigation continues with other defendants in the matter, and a trial is scheduled for the September 2014 jury term.
TPD also has filed claims under several insurance policies in connection with this matter, and there are three pending lawsuits relating to insurance coverage. On October 8, 2010, First Mercury Insurance Company (“First Mercury”) filed an action in the United States District Court for the Eastern District of Texas against M Hanna and TPD seeking a declaratory judgment concerning coverage under a liability insurance policy issued by First Mercury to M Hanna. That case was dismissed for lack of federal jurisdiction and refiled in Texas state court. On June 13, 2011, TPD filed an action in the Chancery Court of Hamilton County, Tennessee (the "Tennessee Case") against National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) and EMJ seeking a declaratory judgment regarding coverage under a liability insurance policy issued by National Union to EMJ and recovery of damages arising out of National Union's breach of its obligations. In March 2012, Zurich American and Zurich American of Illinois, which also have issued liability insurance policies to EMJ, intervened in the Tennessee Case and the case was set for trial on October 29, 2013 but, currently, the trial date has been extended while the parties mediate the case. The first mediation session took place on January 14-15, 2014, and the second session took place on March 18-19, 2014. A third session is scheduled for May 22, 2014. On February 14, 2012, TPD filed claims in the United States District Court for the Southern District of Mississippi against Factory Mutual Insurance Company and Federal Insurance Company seeking a declaratory judgment concerning coverage under certain builders risk and property insurance policies issued by those respective insurers to the Company.
Certain executive officers of the Company and members of the immediate family of Charles B. Lebovitz, Chairman of the Board of the Company, collectively have a significant non-controlling interest in EMJ, a major national construction company that the Company engaged to build a substantial number of the Company's properties. EMJ is one of the defendants in the Mississippi Case and in the Tennessee Case described above.
Environmental Contingencies
The Company evaluates potential loss contingencies related to environmental matters using the same criteria described above related to litigation matters. Based on current information, an unfavorable outcome concerning such environmental matters, both individually and in the aggregate, is considered to be reasonably possible. However, the Company believes its maximum potential exposure to loss would not be material to its results of operations or financial condition. The Company has a master insurance policy that provides coverage through 2022 for certain environmental claims up to $10,000 per occurrence and up to$50,000 in the aggregate, subject to deductibles and certain exclusions.

Guarantees
 The Company may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on the Company’s investment in the joint venture. The Company may receive a fee from the joint venture for providing the guaranty. Additionally, when the Company issues a guaranty, the terms of the joint venture agreement typically provide that the Company may receive indemnification from the joint venture partner or have the ability to increase its ownership interest. The guarantees expire upon repayment of the debt, unless noted otherwise.
The following table represents the Company's guarantees as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014							Obligation recorded to reflect estimated fair value of guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		Fair Value at 3/31/14	Fair Value at 12/31/13
West Melbourne I, LLC - Phase I	50%	$40,819	25%		$10,205	Nov-2015	(2)	$65	$65
West Melbourne I, LLC - Phase II	50%	7,113	100%	(3)	10,757	Nov-2015	(2)	65	65
Port Orange I, LLC	50%	62,271	25%		15,568	Nov-2015	(2)	157	157
JG Gulf Coast Town Center LLC - Phase III	50%	6,121	100%		6,121	Jul-2015		—	—
Fremaux Town Center JV, LLC (4)	65%	37,586	100%		47,291	Mar-2016	(5)	460	460
			Total guaranty liability					$747	$747

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)	The guaranty will be reduced to 25% once the construction of a Carmike Cinema is complete and the theater is operational.

(4)
The Company received a 1% fee for this guaranty when the loan was issued in March 2013. In the first quarter of 2014, the loan was modified and extended to increase the capacity to $47,291, which increased the maximum guaranteed amount.

(5)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of March 2018.
 The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $16,400 as of March 31, 2014.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of March 31, 2014 and December 31, 2013
Performance Bonds
 The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $27,400 and $23,513 at March 31, 2014 and December 31, 2013, respectively.

Note 13 – Share-Based Compensation
As of March 31, 2014, there were two share-based compensation plans under which the Company has outstanding awards, the 2012 Plan and the 1993 Plan, as defined below. The Company can elect to make new awards under one of these plans, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
Share-based compensation expense was $1,916 and $1,396 for the three months ended March 31, 2014 and 2013. Share-based compensation cost capitalized as part of real estate assets was $46 and $50 for the three months ended March 31, 2014 and 2013, respectively.
A summary of the status of the Company’s stock awards as of March 31, 2014, and changes during the three months ended March 31, 2014, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	478,216	$18.72
Granted	236,450	$17.11
Vested	(164,090)	$17.76
Forfeited	(440)	$19.69
Nonvested at March 31, 2014	550,136	$18.32
As of March 31, 2014, there was $9,589 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 4.0 years.

Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Accrued dividends and distributions payable	$50,576	$46,180
Additions to real estate assets accrued but not yet paid	19,162	18,798
Transfer of Citadel Mall in settlement of mortgage debt obligation, net (1)	43,909	—

(1)	See Note 4 for additional information.

Note 15 – Income Taxes
 The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
 As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,093 and $799 during the three months ended March 31, 2014 and 2013.

The Company has also elected taxable REIT subsidiary status for some of its subsidiaries.  This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance resulting from changes in circumstances that may affect the realizability of the related deferred tax asset is included in income or expense, as applicable.
The Company recorded an income tax benefit (provision) as follows for the three month periods ending March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Current tax benefit	$53	$2,835
Deferred tax provision	(450)	(2,661)
Income tax benefit (provision)	$(397)	$174
The Company had a net deferred tax asset of $4,496 and $4,893 at March 31, 2014 and December 31, 2013, respectively. The net deferred tax asset at March 31, 2014 and December 31, 2013 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.
 The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three month periods ended March 31, 2014 and 2013, respectively.
Note 16 – Subsequent Events
In May 2014, the Company sold Lakeshore Mall, located in Sebring, FL for $14,000.
In April 2014, OK City Outlets II, LLC and OK City Outlets III, LLC closed on an operating property loan and a construction loan for $6,000 and $5,400, respectively. The loans bear interest at LIBOR plus a margin of 275 basis points. The loans mature in April 2019 and have two one-year extensions, which are at the consolidated joint ventures' election, for an outside maturity date of April 2021. The Operating Partnership has guaranteed 100% of the construction loan until construction is complete and certain financial and operational metrics are met.
In April 2014, EL Paso Outlet Center II Expansion, LLC closed on a four-year $7,000 construction loan, secured by the second phase expansion of The Outlet Shoppes at El Paso. Interest on the loan is at LIBOR plus a margin of 275 basis points. The Operating Partnership has guaranteed 100% of this loan until construction is complete and certain financial and operational metrics are met.
The Company has evaluated subsequent events through the date of issuance of these financial statements.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that are included in this Form 10-Q.  Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as defined in the notes to the condensed consolidated financial statements. In this discussion, the terms “we,” “us” and “our” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.
Certain statements made in this section or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact should be considered to be forward-looking statements. In many cases, these forward-looking statements may be identified by the use of words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” “targets,” “predicts,” “plans,” “seeks,” or similar expressions.  Any forward-looking statement speaks only as of the date on which it is made and is qualified in its entirety by reference to the factors discussed throughout this report.
Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A. of this report, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;

•	interest rate fluctuations;

•	costs and availability of capital and capital requirements;

•	costs and availability of real estate;

•	inability to consummate acquisition opportunities and other risks associated with acquisitions;

•	competition from other companies and retail formats;

•	changes in retail demand and rental rates in our markets;

•	shifts in customer demands;

•	tenant bankruptcies or store closings;

•	changes in vacancy rates at our properties;

•	changes in operating expenses;

•	changes in applicable laws, rules and regulations;

•	changes in our credit ratings; and

•
the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future refinancing requirements and business.

This list of risks and uncertainties is only a summary and is not intended to be exhaustive.  We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.
EXECUTIVE OVERVIEW
We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, outlet centers, associated centers, community centers and office properties. Our properties are located in 27 states, but are primarily in the southeastern and midwestern United States.  We have elected to be taxed as a REIT for federal income tax purposes.
We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of March 31, 2014, we owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)
Controlling interests	74	25	7	8
Noncontrolling interests (3)	9	4	5	5
Total	83	29	12	13
(1) Category consists of regional malls, open-air centers and outlet centers (including one mixed use center).
(2) Includes our corporate office building.
(3) We account for these investments using the equity method because one or more of the other partners have substantive participating rights.

At March 31, 2014, we had interests in the following properties under development:

	Controlling Interests		Noncontrolling Interests
	Malls	Associated Centers	Community Centers
Development	1	—	—
Expansions	3	—	1
Redevelopment	4	1	—
We also hold options to acquire certain development properties owned by third parties.
From a strategic perspective, we are focused on enhancing long-term growth. Operationally, we are focused on proactively taking advantage of opportunities to upgrade both mall shop and anchor retailers through value-added redevelopment and ongoing retenanting. We are also maintaining tight expense controls and finding new ways to create efficiencies in our operations.
Our path to a higher-growth portfolio is founded on upgrading the overall quality of our portfolio. In the fourth quarter of 2013, we began segmenting our malls into three tiers based solely on sales per square foot: Tier One comprises malls with sales of over $375 per square foot, Tier Two malls have sales between $300 and $375 per square foot and Tier Three malls have sales below $300 per square foot. In the coming years, our goal is to generate more than 90% of our mall NOI from Tier One and Tier Two malls, which will allow us to achieve higher occupancy, leasing spreads, sales per square foot and NOI growth. Our long-term goal is to move same-center NOI growth to a sustainable range of 2-4%. To achieve these goals, we have identified 21 malls and their related associated centers that we are currently targeting for disposition. The identified malls consist primarily of Tier Three malls, but do include some Tier Two malls. We sold Lakeshore Mall, a Tier Three mall, for $14.0 million in May 2014.
We intend to maintain and enhance the strength and flexibility of our balance sheet, including growing the size of our unencumbered asset pool and further improving key financial metrics.
Our first quarter 2014 results were in-line with our expectations. Same-center NOI increased 1.5% in the first quarter of 2014 as compared to the prior-year period. Leasing spreads were up 9.5% for stabilized mall leases signed in the first quarter of 2014 and occupancy for our total portfolio was 92.5%, an increase of 30 basis points as compared to 92.2% in the first quarter of 2013.
Financially, our investment grade ratings have increased our flexibility and borrowing options in the public debt markets as evidenced by our debut bond offering last year. We also have availability of approximately $1 billion through our credit facilities and ATM program, which enable us to pursue strategic acquisitions and reinvest in our portfolio. In conjunction with our operational initiatives described above, our goal is to continue to build a high-quality unencumbered asset pool, which will reduce our cost of capital and provide us more opportunities to access the capital markets. We plan to continue to retire debt on our wholly-owned properties at the earliest prepayment date and our goal is to reduce our leverage on our balance sheet to a ratio of debt to total asset value of less than 50% as we implement these plans over the next few years.

RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2013 and the three months ended March 31, 2014 are referred to as the “Comparable Properties.”  Since January 1, 2013, we have opened one outlet center and two community center developments as follows:

Property	Location	Date Opened
New Developments:
The Crossings at Marshalls Creek	Middle Smithfield, PA	June 2013
The Outlet Shoppes at Atlanta (1)	Woodstock, GA	July 2013
Fremaux Town Center (2)	Slidell, LA	March 2014

(1)	The Outlet Shoppes at Atlanta is a 75/25 joint venture and is included in the accompanying condensed consolidated statements of operations on a consolidated basis.
(2)
Fremaux Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Of these properties, The Crossings at Marshalls Creek and The Outlet Shoppes at Atlanta are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” The transactions related to the New Properties impact the comparison of the results of operations for the three months ended March 31, 2014 to the results of operations for the three months ended March 31, 2013.
Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013
Revenues
Total revenues increased $2.8 million for the three months ended March 31, 2014 compared to the prior-year period.  Rental revenues and tenant reimbursements increased by $2.8 million due to increases of $3.8 million related to the New Properties and $0.7 million from the Comparable Properties, partially offset by a decrease of $1.7 million related to Citadel Mall, which was foreclosed on in January 2014. The higher occupancy and improved leasing results achieved at our Comparable Properties were muted by a decline of $2.0 million attributable to our non-core properties.
Our cost recovery ratio for the quarter ended March 31, 2014 was 93.2% compared with 95.4% for the prior-year period primarily due to higher utility and snow removal expense related to the harsher winter weather this year and higher bad debt expense, partially offset by a favorable $1.1 million adjustment to insurance expense.
The $0.1 million increase in management, development and leasing fees was primarily attributable to an increase of $0.5 million in development fees related to the construction of an outlet center and a community center, partially offset by decreases of $0.2 million in management fee income and $0.1 million in leasing commissions.
Other revenues decreased $0.1 million primarily due to a decrease of $0.4 million in miscellaneous income, which was partially offset by an increase of $0.3 million in revenue related to our subsidiary that provides security and maintenance services to third parties.
Operating Expenses
Total operating expenses increased $20.2 million for the three months ended March 31, 2014 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, increased $1.8 million primarily due to increases of $1.0 million attributable to the New Properties and $0.8 million related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases of $1.3 million in snow removal costs and $0.7 million in bad debt expense, which were partially offset by a decrease of $1.3 million in insurance expense.
The increase in depreciation and amortization expense of less than $0.1 million resulted from an increase of $1.2 million related to the New Properties partially offset by decreases of $0.8 million attributable to the Comparable Properties and $0.4 million related to the disposition of Citadel Mall through foreclosure. The decrease attributable to the Comparable Properties is primarily due to a $2.3 million decrease in amortization of in-place leases, which was partially offset by a $1.1 million increase in depreciation expense related to capital expenditures for renovations, redevelopment and deferred maintenance.
General and administrative expenses increased $1.3 million primarily as a result of increases in payroll and related costs, state taxes and share-based compensation expense. As a percentage of revenues, general and administrative expenses were 5.7% and 5.2% for the first quarters of 2014 and 2013, respectively.

In the first quarter of 2014, we recorded a non-cash impairment of real estate in continuing operations of $17.2 million to reduce the depreciated book value of two malls to their estimated fair values. See Note 3 to the condensed consolidated financial statements for additional information.
Other expenses decreased $0.1 million primarily due to lower expenses related to our subsidiary that provides security and maintenance services.
Other Income and Expenses
Interest and other income increased $0.8 million compared to the prior-year period primarily due to a partial settlement of ongoing litigation. See Note 12 to the condensed consolidated financial statements for additional information.
Interest expense increased $0.7 million for the three months ended March 31, 2014 compared to the prior-year period.    Interest expense at the property level included increases of $1.0 million from the New Properties and decreases of $5.0 million related to the Comparable Properties and $1.0 million attributable to the foreclosure of the mortgage loan securing Citadel Mall. Interest expense at the corporate level increased $5.7 million primarily due to the interest on the bonds that were issued during the fourth quarter of 2013, the proceeds of which were used to reduce outstanding borrowings on our credit facilities that bear interest at a lower rate than the bonds.
During the first quarter of 2014, we recorded a gain on extinguishment of debt of $42.7 million. We recognized a $43.9 million gain on extinguishment of debt related to the foreclosure of Citadel Mall as the carrying value of the mortgage loan exceeded the carrying value of the property that was transferred to the lender in satisfaction of the non-recourse debt on the mall, which was partially offset by a loss of $1.2 million due to a prepayment fee on the early retirement of a mortgage loan on St. Clair Square.
    We recognized a $1.2 million gain on sales of real estate assets in the first quarter of 2014 from the sale of two parcels of land. We also sold two parcels of land during the first quarter of 2013 and recognized $0.5 million of gain on sales of real estate assets.
Equity in earnings of unconsolidated affiliates increased by $1.1 million during the first quarter of 2014 compared to the prior-year period. The increase is primarily attributable to increases in base rents based on occupancy gains and growth in rental rates at several unconsolidated affiliates.
The income tax provision of $0.4 million for the three months ended March 31, 2014 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax benefit of $0.1 million and a deferred income tax provision of $0.5 million.  During the three months ended March 31, 2013, we recorded an income tax benefit of $0.2 million, consisting of a current tax benefit of $2.8 million and a deferred tax provision of $2.6 million.
The operating loss from discontinued operations for the three months ended March 31, 2014 of $0.5 million includes settlements of estimated expenses based on actual results for other properties sold in previous periods. Operating income from discontinued operations for the three months ended March 31, 2013 of $1.3 million includes the operating results of three malls, three associated centers and five office buildings that were sold in 2013, as well as settlement of estimated expenses based on actual amounts for properties sold during previous periods. The $0.8 million gain on discontinued operations for the first quarter of 2013 represents the net gain from the sale of five office buildings sold during the period.
Same-Center Net Operating Income
NOI is a supplemental measure of the operating performance of our shopping centers and other properties. We define NOI as property operating revenues (rental revenues, tenant reimbursements and other income) less property operating expenses (property operating, real estate taxes and maintenance and repairs).
Similar to Funds from Operations ("FFO"), we compute NOI based on our pro rata share of both consolidated and unconsolidated properties. Our definition of NOI may be different than that used by other companies, and accordingly, our calculation of NOI may not be comparable to that of other companies.
Since NOI includes only those revenues and expenses related to the operations of our shopping center properties, we believe that same-center NOI provides a measure that reflects trends in occupancy rates, rental rates and operating costs and the impact of those trends on our results of operations. In the fourth quarter of 2013, we modified our calculation of same-center NOI to exclude lease termination income, straight-line rent adjustments, and amortization of above and below market lease intangibles in order to enhance the comparability of results from one period to another, as these items can be impacted by one-time events that may distort same-center NOI trends and may result in same-center NOI that is not indicative of the ongoing operations of our shopping center and other properties.
We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. The only properties excluded from the same-center pool that would otherwise meet this criteria are non-core properties, properties under major redevelopment, properties where we intend to renegotiate the terms of the debt secured by the related property and properties included in discontinued operations. Properties under major redevelopment as of March 31, 2014 include Monroeville Mall, Northgate Mall, CoolSprings Galleria and the Sears store at Fayette Mall.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income attributable to the Company for the three month periods ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to the Company	$55,294	$30,313

Adjustments: (1)
Depreciation and amortization	77,411	80,003
Interest expense	68,686	68,920
Abandoned projects expense	1	2
Gain on sales of real estate assets	(1,154)	(543)
Gain on extinguishment of debt	(42,660)	—
Loss on impairment	17,831	—
Income tax provision (benefit)	397	(174)
Lease termination fees	(932)	(813)
Straight-line rent and above- and below-market lease amortization	(698)	(1,675)
Net income attributable to noncontrolling interest in earnings of Operating Partnership	7,651	3,491
(Gain) loss on discontinued operations	17	(781)
General and administrative expenses	14,773	13,424
Management fees and non-property level revenues	(6,555)	(6,785)
Company's share of property NOI	190,062	185,382
Non-comparable NOI	(18,953)	(16,843)
Total same-center NOI	$171,109	$168,539

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
Same-center NOI increased $2.6 million for the three month period ending March 31, 2014 compared to the prior-year period. The 1.5% growth in NOI was favorably impacted by an increase of $4.0 million from leasing improvements and expansions at our higher-growth properties and a favorable insurance reserve adjustment of $1.1 million. However, this growth was offset by the effect of $2.9 million in expense related to bad debt resulting from several tenant bankruptcies and costs for snow removal and utility expenses due to the severe winter weather experienced at many of our properties in the first quarter of 2014. In the aggregate, we estimate NOI would have increased 3% over the prior-year period excluding these items.
Operational Review
The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rents in the fourth quarter. Additionally, the malls earn most of their rents from short-term tenants during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.
We classify our regional malls into four categories:
(1) Stabilized malls – Malls that have completed their initial lease-up and have been open for more than three complete calendar years.
(2) Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. The Outlet Shoppes at Atlanta, which opened in July 2013, and The Outlet Shoppes at Oklahoma City, which opened in August 2011, were classified as non-stabilized malls as of March 31, 2014. The Outlet Shoppes at Oklahoma City was our only non-stabilized mall as of March 31, 2013.

(3) Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the property, we have determined that the property no longer meets our criteria for long-term investment. Similar criteria apply to the classification of an Associated Center or Community Center as a non-core property. Columbia Place, Chapel Hill Mall and Madison Square were classified as non-core malls as of March 31, 2014. Additionally, Madison Plaza, an associated center adjacent to Madison Square, was classified as a non-core property as of March 31, 2014. Columbia Place was our only non-core mall as of March 31, 2013. The steps taken to reposition non-core properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core properties.
(4) Lender malls - Properties for which we are working or intend to work with the lender on the terms of the loan secured by the related property. As of March 31, 2014, Gulf Coast Town Center and Triangle Town Center were classified as lender malls. Lender malls are excluded from our same-center pool because they are under cash management agreements with the respective servicers. As such, the servicer controls the cash flow of these malls.
We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2014	2013
Malls	88.0%	89.7%
Associated centers	4.2%	4.1%
Community centers	1.7%	1.4%
Mortgages, office buildings and other	6.1%	4.8%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Mall store sales for our portfolio declined 7.4% for the three months ended March 31, 2014 as compared to the same period in 2013.  The decline is attributable to the impact of harsh winter weather, the late Easter holiday and a highly promotional retail environment. Mall store sales for the trailing twelve months ended March 31, 2014 on a comparable per square foot basis were $351 per square foot compared with $363 per square foot in the prior-year period, a decrease of 3.3%.
Occupancy
Our portfolio occupancy is summarized in the following table:

	As of March 31,
	2014	2013	Change
Total portfolio	92.5%	92.2%	0.3%
Total mall portfolio	92.3%	91.8%	0.5%
Same-center stabilized malls	92.2%	92.1%	0.1%
Stabilized malls	92.2%	91.7%	0.5%
Non-stabilized malls (1)	96.9%	99.3%	(2.4)%
Associated centers	94.8%	93.5%	1.3%
Community centers (2)	94.4%	96.0%	(1.6)%

(1)	Represents occupancy for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of March 31, 2014 and occupancy for The Outlet Shoppes at Oklahoma City as of March 31, 2013.

(2)
The first phase of Fremaux Town Center opened in March 2014. Excluding this new development, occupancy for community centers increased to 98.0% as of March 31, 2014, an increase of 2.0% as compared to the prior-year period.

For 2014, we are forecasting occupancy improvements of 0 to 25 basis points as compared to 2013 for the total portfolio as well as for the stabilized mall portfolio.

Leasing
The following is a summary of the total square feet of leases signed in the first quarter of 2014 as compared to the prior-year period:

	As of March 31,
	2014	2013
Operating portfolio:
New leases	289,908	334,910
Renewal leases	827,375	1,002,139
Development portfolio:
New leases	299,696	86,790
Total leased	1,416,979	1,423,839
Average annual base rents per square foot are based on contractual rents in effect as of March 31, 2014 and 2013, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type:

	As of March 31,
	2014	2013
Same-center stabilized malls	$30.32	$29.94
Stabilized malls	30.32	29.42
Non-stabilized malls (1)	24.58	23.02
Associated centers	12.42	11.91
Community centers	15.81	15.67
Office buildings	19.52	19.31

(1)
Represents average annual base rents for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of March 31, 2014 and average annual base rents for The Outlet Shoppes at Oklahoma City as of March 31, 2013. The Outlet Shoppes at Atlanta opened in July 2013.

Results from new and renewal leasing of comparable small shop space of 10,000 square feet or less during the three month period ended March 31, 2014 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
All Property Types (2)	603,064	$39.48	$42.17	6.8%	$43.25	9.5%
Stabilized malls	547,817	40.92	43.68	6.7%	44.81	9.5%
New leases	129,595	34.98	45.31	29.5%	48.11	37.5%
Renewal leases	418,222	42.77	43.17	0.9%	43.79	2.4%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the three month period ended March 31, 2014 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2014:
New	124	347,120	8.44	$46.20	$48.91	$35.66	$10.54	29.6%	$13.25	37.2%
Renewal	383	1,166,748	4.10	38.18	39.05	36.07	2.11	5.8%	2.98	8.3%
Commencement 2014 Total	507	1,513,868	5.16	$40.02	$41.31	$35.97	$4.05	11.3%	$5.34	14.8%

Commencement 2015:
New	10	18,630	8.52	$60.20	$64.64	$44.62	$15.58	34.9%	$20.02	44.9%
Renewal	50	154,431	4.17	42.48	43.03	40.30	2.18	5.4%	2.73	6.8%
Commencement 2015 Total	60	173,061	4.89	$44.39	$45.35	$40.76	$3.63	8.9%	$4.59	11.3%

Total 2014/2015	567	1,686,929	5.13	$40.46	$41.72	$36.47	$3.99	10.9%	$5.25	14.4%
We continue to see positive leasing spreads and demand from retailers to lease space in our Properties. We anticipate retailers will continue with their expansion plans for 2014 and 2015, which will favorably impact our leasing results going forward.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2014, we had approximately $381.2 million outstanding on our combined credit facilities leaving approximately $918.8 million of availability. In the first quarter of 2014, we recorded a $43.9 million gain on extinguishment of debt upon the foreclosure of Citadel Mall and the transfer of the property to the lender in satisfaction of the non-recourse debt, which had a balance of $68.2 million at its transfer date. We also retired a $122.4 million operating property loan, secured by St. Clair Square, with borrowings from our credit facilities. We paid a $1.2 million prepayment fee in connection with the early retirement of this debt. We plan to continue to retire debt on our wholly-owned properties at the earliest possible prepayment date and increase our pool of unencumbered assets. Our goal is to reduce leverage on our balance sheet to a ratio of debt to total asset value of less than 50% over the next few years.
In addition, we acquired the remaining 12.0% noncontrolling interest in Pearland Town Center from our joint venture partner for $17.9 million, which represents the partner's invested capital plus accrued and unpaid preferred return at a rate of 8.0%. See Note 6 to the accompanying condensed consolidated financial statements for additional information about this transaction.
We derive a majority of our revenues from leases with retail tenants, which have historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with our debt and equity sources and the availability under our credit facilities will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, debt and equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, and decreasing expenditures related to tenant construction allowances and other capital expenditures. We also generate revenues from sales of peripheral land at our properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows - Operating, Investing and Financing Activities
There was $56.2 million of unrestricted cash and cash equivalents as of March 31, 2014, a decrease of $9.3 million from December 31, 2013. Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Net cash provided by operating activities	$86,946	$67,505	$19,441
Net cash (used in) provided by investing activities	(42,808)	29	(42,837)
Net cash used in financing activities	(53,448)	(79,202)	25,754
Net cash flows	$(9,310)	$(11,668)	$2,358
The increase of $19.4 million in operating cash flows for the three months ended March 31, 2014 was primarily due to:

•	an increase of operating cash flows from the New Properties; and

•	an increase in same-center NOI growth of the Comparable Properties due to leasing initiatives and expansions; partially offset by

•	a decrease in operating cash flows from higher operating expenses due to snow removal and utility costs.
The net decrease of $42.8 million in cash flows provided by investing activities for the three months ended March 31, 2014 was primarily due to:

•	a decrease related to the net proceeds from the sale of five office buildings during the three months ended March 31, 2013;

•	a decrease related to the proceeds from the redemption of tax increment financing bonds during the three months ended March 31, 2013;

•	a decrease related to the payment of a note receivable received during the three months ended March 31, 2013; and

•	an increase related to an initial equity contribution for the formation of a joint venture related to the development of Fremaux Town Center that was made during the three months ended March 31, 2013.
The net decrease of $25.8 million related to cash flows used in financing activities for the three months ended March 31, 2014 was primarily due to:

•
a decrease in the net borrowings and payments on indebtedness due to higher levels of proceeds from sales of real estate assets that were used to reduce outstanding borrowings on our credit facilities during the three months ended March 31, 2013.

Debt
Debt of the Company
We have no indebtedness. Either the Operating Partnership, one of its consolidated subsidiaries or an unconsolidated affiliate that the Operating Partnership has a direct or indirect ownership interest in is the borrower on all of our debt.
We are a limited guarantor of the 5.25% senior notes, issued by the Operating Partnership in November 2013, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. We also provide a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and two unsecured term loans as of March 31, 2014.
We also have guaranteed 100% of the debt secured by The Promenade in D'Ilberville, MS, which had a balance of $50.6 million at March 31, 2014.

Debt of the Operating Partnership
The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
March 31, 2014
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,441,803	$(86,931)	$651,550	$4,006,422	5.49%
Senior unsecured notes (3)	445,495	—	—	445,495	5.25%
Total fixed-rate debt	3,887,298	(86,931)	651,550	4,451,917	5.47%
Variable-rate debt:
Non-recourse term loan on operating property	11,306	(5,653)	—	5,653	1.95%
Recourse term loans on operating properties	50,640	—	103,096	153,736	2.13%
Construction loan	19,361	—	—	19,361	2.16%
Unsecured lines of credit	381,212	—	—	381,212	1.55%
Unsecured term loans	450,000	—	—	450,000	1.70%
Total variable-rate debt	912,519	(5,653)	103,096	1,009,962	1.72%
Total	$4,799,817	$(92,584)	$754,646	$5,461,879	4.78%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
December 31, 2013
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,527,830	$(87,406)	$653,429	$4,093,853	5.50%
Senior unsecured notes (3)	445,374	—	—	445,374	5.25%
Financing obligation (4)	17,570	—	—	17,570	8.00%
Total fixed-rate debt	3,990,774	(87,406)	653,429	4,556,797	5.48%
Variable-rate debt:
Non-recourse term loans on operating properties	133,712	(5,669)	—	128,043	3.19%
Recourse term loans on operating properties	51,300	—	63,311	114,611	2.08%
Construction loans	2,983	—	25,800	28,783	2.28%
Unsecured lines of credit	228,754	—	—	228,754	1.57%
Unsecured term loans	450,000	—	—	450,000	1.71%
Total variable-rate debt	866,749	(5,669)	89,111	950,191	1.94%
Total	$4,857,523	$(93,075)	$742,540	$5,506,988	4.87%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps with notional amounts outstanding totaling $108,787 as of March 31, 2014 and $109,830 as of December 31, 2013 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at March 31, 2014 and December 31, 2013.

(3)	Net of discount in the amount of $4,505 and $4,626 as of March 31, 2014 and December 31, 2013, respectively.

(4)
This amount represented the noncontrolling partner's equity contribution related to Pearland Town Center that was accounted for as a financing due to certain terms of the CBL/T-C, LLC joint venture agreement. In March 2014, we purchased the noncontrolling interest as described below.

As of March 31, 2014, $202.0 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums, is scheduled to mature during the remainder of 2014 as well as $27.3 million related to Columbia Place, which matured in 2013 and is in the process of foreclosure by the lender, which we anticipate will occur in 2014. The $202.0 million that is scheduled to mature in 2014 includes one $50.6 million operating property loan that has an extension we intend to exercise, leaving $151.4 million of debt maturities in 2014 that must be retired or refinanced, representing two operating property loans. We plan to retire the loan secured by our wholly-owned property using our lines of credit. We expect to refinance the loan secured by our joint venture property.
The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 4.8 years at March 31, 2014 and December 31, 2013. The weighted-average remaining term of our pro rata share of fixed-rate debt was 5.1 years and 5.2 years at March 31, 2014 and December 31, 2013, respectively.
As of March 31, 2014 and December 31, 2013, our pro rata share of consolidated and unconsolidated variable-rate debt represented 18.5% and 17.3%, respectively, of our total pro rata share of debt. The increase is primarily due to an increase in variable-rate debt related to the construction of an outlet center and a community center. As of March 31, 2014, our share of consolidated and unconsolidated variable-rate debt represented 10.5% of our total market capitalization (see Equity below) as compared to 9.8% as of December 31, 2013.
Senior Unsecured Notes
In November 2013, the Operating Partnership issued $450.0 million of senior unsecured notes that bear interest at 5.25% payable semiannually beginning June 1, 2014 and mature on December 1, 2023 ("the Notes"). The interest rate is subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, our ratio of secured debt to total assets, as defined, is greater than 40% but less than 45%. The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days notice to the holders of the Notes to be redeemed. The Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest. After deducting underwriting and other offering expenses of $4.2 million and a discount of $4.6 million, the net proceeds from the sale of the Notes was $441.2 million, which the Operating Partnership used to reduce the outstanding balances on its credit facilities.
Financing Obligation
In March 2014, we exercised our right to acquire the 12.0% noncontrolling interest in Pearland Town Center, which was accounted for as a financing obligation upon its sale in October 2011, from our joint venture partner. The $17.9 million purchase price represents the partner's invested capital plus accrued and unpaid preferred return at a rate of 8.0%. See Note 5 to the condensed consolidated financial statements for additional information.
Unsecured Lines of Credit

We have three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.

Each facility bears interest at LIBOR plus a spread of 100 to 175 basis points based on our credit ratings. As of March 31, 2014, the interest rate based on our credit ratings of Baa3 from Moody's and BBB- from Fitch is LIBOR plus 140 basis points. Additionally, we pay an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility. As of March 31, 2014, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.55% at March 31, 2014.

The following summarizes certain information about our unsecured lines of credit as of March 31, 2014 (in thousands):

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date (1)
Wells Fargo - Facility A	$600,000	$222,829	(2)	November 2015	November 2016
First Tennessee	100,000	34,000		February 2016	N/A
Wells Fargo - Facility B	600,000	124,383	(3)	November 2016	November 2017
	$1,300,000	$381,212

(1)
The extension options are at our election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

(2)	There was an additional $1,775 outstanding on this facility as of March 31, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(3)	There was an additional $123 outstanding on this facility as of March 31, 2014 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
We have a five-year $400.0 million unsecured term loan, which bears interest at a variable rate of LIBOR plus 150 basis points based on our current credit ratings and has a maturity date of July 2018. At March 31, 2014, the outstanding borrowings of $400.0 million had an interest rate of 1.65%.
We also have a $50.0 million unsecured term loan that bears interest at LIBOR plus 190 basis points and matures in February 2018. At March 31, 2014, the outstanding borrowings of $50.0 million had a weighted-average interest rate of 2.05%.
Covenants and Restrictions
The agreements for our unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum secured indebtedness and limitations on cash flow distributions.  We believe we were in compliance with all covenants and restrictions at March 31, 2014.
Unsecured Lines of Credit and Unsecured Term Loans
The following presents our compliance with key covenant ratios, as defined, of the credit facilities and term loans as of March 31, 2014:

Ratio	Required	Actual
Debt to total asset value	< 60%	51.2%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.39x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.58x
EBITDA to fixed charges (debt service)	> 1.50x	2.22x
The agreements for the unsecured credit facilities and unsecured term loans described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50.0 million or any non-recourse indebtedness greater than $150.0 million (for our ownership share) of CBL, the Operating Partnership or any Subsidiary, as defined, will constitute an event of default under the agreements to the credit facilities. The credit facilities also restrict our ability to enter into any transaction that could result in certain changes in our ownership or structure as described under the heading “Change of Control/Change in Management” in the agreements for the credit facilities.

Senior Unsecured Notes
The following presents our compliance with key covenant ratios, as defined, of the Notes as of March 31, 2014:

Ratio	Required	Actual
Total debt to total assets	< 60%	55.1%
Secured debt to total assets	< 45% (1)	39.7%
Total unencumbered assets to unsecured debt	> 150%	224.7%
Consolidated income available for debt service to annual debt service charge	> 1.50x	3.28x
(1)    On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.

The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50.0 million of the Operating Partnership will constitute an event of default under the Notes.
Other
Several of our malls/open-air centers, associated centers and community centers, in addition to our corporate office building, are owned by special purpose entities that are included in the our condensed consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle our other debts. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to us.
Mortgages on Operating Properties
The following table presents the information concerning one loan, secured by the related property, that has been entered into since January 1, 2014 (in thousands):

Date	Property	Consolidated/ Unconsolidated Property	Stated Interest Rate	Maturity Date (1)	Amount Financed or Extended
February	Fremaux Town Center - Phase I (2)	Unconsolidated	LIBOR + 2.125%	March 2016	$47,291

(1)	The construction loan has two one-year extension options, which are at the joint venture's election, for an outside maturity date of March 2018.

(2)
Fremaux amended and restated its March 2013 loan agreement to increase the capacity on its construction loan from $46,000 to $47,291 for additional development costs related to Fremaux Town Center. We have guaranteed 100% of the loan.

We have repaid the following loan, secured by the related property, since January 1, 2014 (in thousands):

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid (1)
January	St. Clair Square (2)	3.25%	December 2016	$122,375

(1)    We retired the loan with borrowings from our credit facilities.
(2)    We recorded a loss on extinguishment of debt from a $1,249 prepayment fee.
In February 2014, the lender of the non-recourse mortgage loan secured by Chapel Hill Mall in Akron, OH notified us that the loan had been placed in default. Chapel Hill Mall generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $68.6 million at March 31, 2014.
In the third quarter of 2013, the lender of the non-recourse mortgage loan secured by Citadel Mall in Charleston, SC sent a formal notice of default and initiated foreclosure proceedings. Citadel Mall generated insufficient income levels to cover the debt service on the mortgage and, in the second quarter of 2013, the lender on the loan began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. A foreclosure sale occurred in January 2014 and the lender received the deed to the property in satisfaction of the non-recourse debt, which had a balance of $68.2 million at the time of foreclosure. The Company recognized a gain of $43.9 million related to the extinguishment of debt in the first quarter of 2014. See Note 4 to the condensed consolidated financial statements for further information.
The lender of the non-recourse mortgage loan secured by Columbia Place in Columbia, SC notified us in the first quarter of 2012 that the loan had been placed in default. Columbia Place generates insufficient income levels to cover the debt service on the mortgage, which had a balance of $27.3 million at March 31, 2014 and a contractual maturity date of September 2013. The lender on the loan receives the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. The servicer for the loan secured by Columbia Place is proceeding with foreclosure which we anticipate will occur in 2014.
See Note 16 to the condensed consolidated financial statements for information on loans on operating properties obtained subsequent to March 31, 2014.
Interest Rate Hedging Instruments
As of March 31, 2014, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/14	Fair Value at 12/31/13	Maturity Date
Cap	Intangible lease assets and other assets	N/A	3-month LIBOR	5.000%	N/A	$—	Jan 2014

Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$52,588 (amortizing to $48,337)	1-month LIBOR	2.149%	$(1,722)	$(1,915)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$32,928 (amortizing to $30,276)	1-month LIBOR	2.187%	(1,102)	(1,226)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$12,309 (amortizing to $11,313)	1-month LIBOR	2.142%	(402)	(446)	Apr 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,962 (amortizing to $10,083)	1-month LIBOR	2.236%	(377)	(420)	Apr 2016
					$(3,603)	$(4,007)

Equity
During the three months ended March 31, 2014, we paid dividends of $52.9 million to holders of our common stock and our preferred stock, as well as $10.4 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $11.2 million and $50.5 million on the preferred units and common units, respectively, as well as distributions of $1.5 million to the noncontrolling interests in other consolidated subsidiaries.
On February 26, 2014, we announced a first quarter 2014 common stock dividend of $0.245 per share payable in cash that was paid on April 16, 2014. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.
As a publicly traded company and, as a subsidiary of a publicly traded company, we have access to capital through both the public equity and debt markets. We currently have a shelf registration statement on file with the SEC authorizing us to publicly issue senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities and limited guarantees of debt securities issued by the Operating Partnership.  Pursuant to the shelf registration statement, the Operating Partnership is also authorized to publicly issue unsubordinated debt securities. There is no limit to the offering price or number of securities that we may issue under this shelf registration statement.
At-The-Market Equity Program
On March 1, 2013, we entered into Sales Agreements with a number of sales agents to sell shares of CBL's common stock, having an aggregate offering price of up to $300.0 million, from time to time through an ATM program. In accordance with the

Sales Agreements, we set the parameters for the sales of shares, including the number of shares to be issued, the time period during which sales are to be made and any minimum price below which sales may not be made. The Sales Agreements provide that the sales agents are entitled to compensation for their services at a mutually agreed commission rate not to exceed 2.0% of the gross proceeds from the sales of shares sold through the ATM program. For each share of common stock issued by CBL, the Operating Partnership issues a corresponding number of common units of limited partnership interest to CBL in exchange for the contribution of the proceeds from the stock issuance. We include only share issuances that have settled in our calculation of shares outstanding at the end of each period.
We did not sell any shares under the ATM program during the three months ended March 31, 2014. The following table summarizes issuances of common stock sold through the ATM program during the three months ended March 31, 2013 (dollars in thousands, except weighted-average sales price):

Three Months Ended March 31, 2013
Number of shares settled	1,889,105
Gross proceeds	$44,459
Net proceeds	$43,904
Weighted-average sales price	$23.53
The net proceeds from the ATM sales were used to reduce the balances on our credit facilities. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock and approximately $88.5 million remains available that may be sold under this program. Actual future sales will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 56.7% at March 31, 2014, compared to 51.0% at March 31, 2013. The increase in the debt-to-market capitalization ratio is the result of the decrease in CBL's stock price to $17.75 as compared to $23.60 in the prior-year period. Our debt-to-market capitalization ratio at March 31, 2014 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,812	$17.75	$3,546,663
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			4,172,913
Company’s share of total debt			5,461,879
Total market capitalization			$9,634,792
Debt-to-total-market capitalization ratio			56.7%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on March 31, 2014. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

Capital Expenditures
Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which a portion is recovered from tenants over a 5 to 15-year period.  We recover these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space. The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three month period ended March 31, 2014 compared to the same period in 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Tenant allowances (1)	$11,412	$8,498

Renovations	1,805	2,386

Deferred maintenance:
Parking lot and parking lot lighting	1,294	190
Roof repairs and replacements	232	465
Other capital expenditures	2,349	1,322
Total deferred maintenance	3,875	1,977

Capitalized overhead	966	891

Capitalized interest	1,409	722

Total capital expenditures	$19,467	$14,474
(1) Tenant allowances related to renewal leases were not material for the periods presented.
Our 2014 renovation program includes upgrades at five of our malls. Renovations are scheduled to be completed in 2014 at Governor's Square in Clarksville, TN; Volusia Mall in Daytona Beach, FL; Richland Mall in Waco, TX; Janesville Mall in Janesville, WI and Old Hickory Mall in Jackson, TN. Our total investment in the renovations that are scheduled for 2014 as well as other less extensive renovations is projected to be approximately $27.4 million. Renovation expenditures for 2014 also include certain capital expenditures related to the parking decks at West County Center.
Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.
Developments and Expansions
The following tables summarize our development projects as of March 31, 2014:

Property Opened During the Three Months Ended March 31, 2014
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Property	Location
Community Center:
Fremaux Town Center - Phase I (3)	Slidell, LA	340,136	$55,568	$55,328	March-14	8.3%
(1)    Total cost is presented net of reimbursements to be received.
(2)    Cost to date does not reflect reimbursements until they are received.
(3)    This property is a 65/35 joint venture. Total and cost to date are reflected at 100%.
The first phase of Fremaux Town Center was over 95% leased at its opening in March 2014. Anchors of this phase of the development include Kohl's, Dick's Sporting Goods, Best Buy and T.J. Maxx.

Properties Under Development at March 31, 2014
(Dollars in thousands)

		Total Project Square Feet
			Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Property	Location
Mall/Outlet Center Expansions:
The Outlet Shoppes at El Paso - Phase II (3)	El Paso, TX	44,014	$7,663	$2,526	Fall-14	12.2%
The Outlet Shoppes at Oklahoma City - Phase III (3)	Oklahoma City, OK	18,182	3,713	476	August-14	12.8%
Parkdale Mall - shops	Beaumont, TX	6,500	1,405	565	September-14	10.4%
		68,696	$12,781	$3,567
Outlet Center:
The Outlet Shoppes of the Bluegrass (4)	Simpsonville, KY	374,623	$79,214	$50,441	August-14	10.8%

Community Center Expansion:
Hammock Landing - Carmike (5)	West Melbourne, FL	47,000	$12,371	$4,394	July-14	7.4%

Associated Center Redevelopment:
West Towne Crossing - Nordstrom Rack	Madison, WI	30,750	$5,693	$3,643	Fall-14	10.3%

Mall Redevelopment:
Fayette Mall - Sears Redevelopment	Lexington, KY	114,532	$72,568	$31,513	Fall-14/Spring-15	7.3%
Northgate Mall - Burlington	Chattanooga, TN	63,000	7,554	1,957	Fall-14	7.4%
College Square - Longhorn Steakhouse & T.J. Maxx	Morristown, TN	30,271	3,229	2,607	April-14	10.0%
Monroeville Mall - Dick's Sporting Goods	Pittsburgh, PA	86,000	9,186	953	November-14	8.9%
		293,803	$92,537	$37,030

Total Properties Under Development		814,872	$202,596	$99,075
(1)    Total cost is presented net of reimbursements to be received.
(2)    Cost to date does not reflect reimbursements until they are received.
(3)    This property is a 75/25 joint venture. Total cost and cost to date are reflected at 100%.
(4)    This property is a 65/35 joint venture. Total cost and cost to date are reflected at 100%.
(5)    This property is a 50/50 joint venture. Total cost and cost to date are reflected at 100%.

Construction began in February 2014 on the second phase expansion of The Outlet Shoppes at El Paso. New stores will include H&M, Love Culture, New York & Company and Destiny Maternity. The third phase expansion of The Outlet Shoppes at Oklahoma City broke ground in March 2014 and will include new retailers Forever 21 and Lids. Additionally, construction continues on The Outlet Shoppes of the Bluegrass. This new outlet center is approximately 96% leased or committed and includes retailers such as Banana Republic, Brooks Brothers, Chico's, Nike and Saks Fifth Avenue OFF FIFTH among others.
Nordstrom Rack will be opening this fall in the space formerly occupied by Gander Mountain in the redevelopment of West Towne Crossing, an associated center in Madison, WI.
We have four mall redevelopment projects under construction. At Fayette Mall, the former Sears location, which we purchased last year, is being redeveloped for several new-to-the-market stores including The Cheesecake Factory, H&M, Clark's and Newt's Eatery. We are also redeveloping a former Sears location at College Square into a T.J. Maxx and Longhorn Steakhouse restaurant. Burlington is under construction at Northgate Mall. The 65,000-square-foot store is taking space formerly occupied by a Belk Home store and shops. Lastly, Dick's Sporting Goods will be relocating from our nearby associated center, The Annex at Monroeville, to move into the bottom level of a former Boscov's space at Monroeville Mall.

Shadow Pipeline of Properties Under Development at March 31, 2014
(Dollars in thousands)
Property	Location	Total Project Square Feet	Estimated Total Cost (1)	Expected Opening Date	Initial Unleveraged Yield
Community Centers:
Fremaux Town Center - Phase II (2)	Slidell, LA	265,000	$30,000 - $40,000	2015	9% - 10%
Parkway Plaza	Fort Oglethorpe, GA	134,100	$17,000 - $17,500	Spring 2015	8% - 9%
		399,100	$47,000 - $57,500

Mall Redevelopment:
CoolSprings Galleria - Sears Redevelopment	Nashville, TN	175,000	$50,000 - $60,000	2015/2016	7.0%

Total Shadow Pipeline		574,100	$97,000 - $117,500
(1)    Total cost is presented net of reimbursements to be received.
(2)    This property is a 65/35 joint venture. Estimated total cost is reflected at 100%.
Construction is expected to begin this spring on the second phase of Fremaux Town Center. The expansion will include 265,000-square-feet of additional retail space, targeting fashion and entertainment, featuring a 126,000-square-foot Dillard's store as a primary anchor. We also plan to begin construction on Parkway Plaza, our newest community center development, this summer. Parkway Plaza will include anchor stores Hobby Lobby, Marshalls and Petco.
Planning continues on the redevelopment of the Sears location, which we acquired in 2013, at CoolSprings Galleria. We anticipate turning the space into new specialty stores and restaurants.
We own some land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of March 31, 2014.
Disposition
Subsequent to March 31, 2014, we sold Lakeshore Mall, located in Sebring, FL for $14.0 million.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 17 unconsolidated affiliates as of March 31, 2014 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

•
Third parties may approach us with opportunities in which they have obtained land and performed some pre-development activities, but they may not have sufficient access to the capital resources or the development and leasing expertise to bring the project to fruition. We enter into such arrangements when we determine such a project is viable and we can achieve a satisfactory return on our investment. We typically earn development fees from the joint venture and provide management and leasing services to the property for a fee once the property is placed in operation.

•
We determine that we may have the opportunity to capitalize on the value we have created in a property by selling an interest in the property to a third party. This provides us with an additional source of capital that can be used to develop or acquire additional real estate assets that we believe will provide greater potential for growth. When we retain an interest in an asset rather than selling a 100% interest, it is typically because this allows us to continue to manage the property, which provides us the ability to earn fees for management, leasing, development and financing services provided to the joint venture.

Guarantees
We may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on our investment in the joint venture. We may receive a fee from the joint venture for providing the guaranty. Additionally, when we issue a guaranty, the terms of the joint venture agreement typically provide that we may receive indemnification from the joint venture or have the ability to increase our ownership interest.

The following table represents our guarantees as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014							Obligation recorded to reflect estimated fair value of guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Company		Maximum Guaranteed Amount	Debt Maturity Date (1)		Fair Value at 3/31/14	Fair Value at 12/31/13
West Melbourne I, LLC - Phase I	50%	$40,819	25%		$10,205	Nov-2015	(2)	$65	$65
West Melbourne I, LLC - Phase II	50%	7,113	100%	(3)	10,757	Nov-2015	(2)	65	65
Port Orange I, LLC	50%	62,271	25%		15,568	Nov-2015	(2)	157	157
JG Gulf Coast Town Center LLC - Phase III	50%	6,121	100%		6,121	Jul-2015		—	—
Fremaux Town Center JV, LLC (4)	65%	37,586	100%		47,291	Mar-2016	(5)	460	460
			Total guaranty liability					$747	$747

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)	The guaranty will be reduced to 25% once the construction of a Carmike Cinema is complete and the theater is operational.

(4)
We received a 1% fee for this guaranty when the loan was issued in March 2013. In the first quarter of 2014, the loan was modified and extended to increase the capacity to $47,291, which increased the maximum guaranteed amount.

(5)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of March 2018.
We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $16.4 million as of March 31, 2014.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of March 31, 2014 and December 31, 2013.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.
 Revenue Recognition
Minimum rental revenue from operating leases is recognized on a straight-line basis over the initial terms of the related leases. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Percentage rent is recognized as revenue when the thresholds are achieved and the amounts become determinable.
We receive reimbursements from tenants for real estate taxes, insurance, common area maintenance, and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized as revenue in the period the related operating expenses are incurred. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue in accordance with underlying lease terms.
We receive management, leasing and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of revenues (as defined in the management agreement) and are recognized as revenue when earned. Development fees are recognized as revenue on a pro rata basis over the development period. Leasing fees are charged for newly executed leases and lease renewals and are recognized as revenue when earned. Development and leasing fees received from unconsolidated affiliates during the development period are recognized as revenue to the extent of the third-party partners’ ownership interest. Fees to the extent of our ownership interest are recorded as a reduction to our investment in the unconsolidated affiliate.
 Gains on sales of real estate assets are recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, our receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the asset. When we have an ownership interest in the buyer, gain is recognized to the extent of the third party partner’s ownership interest and the portion of the gain attributable to our ownership interest is deferred.
Real Estate Assets
We capitalize predevelopment project costs paid to third parties. All previously capitalized predevelopment costs are expensed when it is no longer probable that the project will be completed. Once development of a project commences, all direct costs incurred to construct the project, including interest and real estate taxes, are capitalized. Additionally, certain general and administrative expenses are allocated to the projects and capitalized based on the amount of time applicable personnel work on the development project. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements are capitalized and depreciated over their estimated useful lives.
All acquired real estate assets are accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the condensed consolidated statements of operations from the respective dates of acquisition.  The purchase price is allocated to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements and (ii) identifiable intangible assets and liabilities generally consisting of above- and below-market leases and in-place leases.  We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation methods to allocate the purchase price to the acquired tangible and intangible assets.  Liabilities assumed generally consist of mortgage debt on the real estate assets acquired.  Assumed debt with a stated interest rate that is significantly different from market interest rates is recorded at its fair value based on estimated market interest rates at the date of acquisition.
Depreciation is computed on a straight-line basis over estimated lives of 40 years for buildings, 10 to 20 years for certain improvements and 7 to 10 years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the term of the related lease.  Lease-related intangibles from acquisitions of real estate assets are amortized over the remaining terms of the related leases.  The amortization of above- and below-market leases is recorded as an adjustment to minimum rental revenue, while the amortization of all other lease-related intangibles is recorded as amortization expense.  Any difference between the face value of the debt assumed and its fair value is amortized to interest expense over the remaining term of the debt using the effective interest method.
Carrying Value of Long-Lived Assets
We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  We estimate fair value using the undiscounted cash flows expected to be generated by each property, which are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. See Note 3 to the condensed consolidated financial statements for impairment of long-lived assets for the three month period ended March 31, 2014.
Allowance for Doubtful Accounts
We periodically perform a detailed review of amounts due from tenants and others to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $1.2 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.
 Investments in Unconsolidated Affiliates
We evaluate our joint venture arrangements to determine whether they should be recorded on a consolidated basis.  The percentage of ownership interest in the joint venture, an evaluation of control and whether a VIE exists are all considered in the consolidation assessment.

Initial investments in joint ventures that are in economic substance a capital contribution to the joint venture are recorded in an amount equal to our historical carryover basis in the real estate contributed. Initial investments in joint ventures that are in economic substance the sale of a portion of our interest in the real estate are accounted for as a contribution of real estate recorded in an amount equal to our historical carryover basis in the ownership percentage retained and as a sale of real estate with profit recognized to the extent of the other joint venturers’ interests in the joint venture. Profit recognition assumes that we have no commitment to reinvest with respect to the percentage of the real estate sold and the accounting requirements of the full accrual method are met.
We account for our investment in joint ventures where we own a noncontrolling interest or where we are not the primary beneficiary of a VIE using the equity method of accounting. Under the equity method, our cost of investment is adjusted for our share of equity in the earnings of the unconsolidated affiliate and reduced by distributions received. Generally, distributions of cash flows from operations and capital events are first made to partners to pay cumulative unpaid preferences on unreturned capital balances and then to the partners in accordance with the terms of the joint venture agreements.
Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of our investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on our investment and our share of development and leasing fees that are paid by the unconsolidated affiliate to us for development and leasing services provided to the unconsolidated affiliate during any development periods. The components of the net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is amortized over a period equal to the useful life of the unconsolidated affiliates' asset/liability that is related to the basis difference.
On a periodic basis, we assess whether there are any indicators that the fair value of our investments in unconsolidated affiliates may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of assumptions such as future leasing expectations, operating forecasts, discount rates and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated in the impairment analyses may not be realized.
No impairments of investments in unconsolidated affiliates were incurred during the three month period ended March 31, 2014.
Recent Accounting Pronouncements
     See Note 2 to the condensed consolidated financial statements for information on recently issued accounting pronouncements.

Impact of Inflation and Deflation
Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit.  The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand.  Restricted lending practices could impact our ability to obtain financings or refinancings for our properties and our tenants’ ability to obtain credit.  Decreases in consumer demand can have a direct impact on our tenants and the rents we receive.
During inflationary periods, substantially all of our tenant leases contain provisions designed to mitigate the impact of inflation.  These provisions include clauses enabling us to receive percentage rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases.  In addition, many of the leases are for terms of less than 10 years, which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate.  Most of the leases require the tenants to pay a fixed amount, subject to annual increases, for their share of operating expenses, including common area maintenance, real estate taxes, insurance and certain capital expenditures, which reduces our exposure to increases in costs and operating expenses resulting from inflation.
Funds From Operations
FFO is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains or losses on sales of depreciable operating properties and impairment losses of depreciable properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests are calculated on the same basis. We define FFO allocable to common shareholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO allocable to common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
We believe that FFO provides an additional indicator of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes the value of real estate assets declines predictably over time. Since values of well-maintained real estate assets have historically risen with market conditions, we believe that FFO enhances investors’ understanding of our operating performance. The use of FFO as an indicator of financial performance is influenced not only by the operations of our properties and interest rates, but also by our capital structure.
We present both FFO of our Operating Partnership and FFO allocable to common shareholders, as we believe that both are useful performance measures.  We believe FFO of our Operating Partnership is a useful performance measure since we conduct substantially all of our business through our Operating Partnership and, therefore, it reflects the performance of the properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in our Operating Partnership.  We believe FFO allocable to common shareholders is a useful performance measure because it is the performance measure that is most directly comparable to net income (loss) attributable to common shareholders.
In our reconciliation of net income attributable to common shareholders to FFO allocable to common shareholders that is presented below, we make an adjustment to add back noncontrolling interest in income (loss) of our Operating Partnership in order to arrive at FFO of our Operating Partnership.  We then apply a percentage to FFO of our Operating Partnership to arrive at FFO allocable to common shareholders. The percentage is computed by taking the weighted-average number of common shares outstanding for the period and dividing it by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.
FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.
In the first quarter of 2014, we realized a net gain of $42.7 million on extinguishment of debt. The $42.7 million gain consists of a $43.9 million gain recognized from foreclosure proceedings, when the lender received the deed to Citadel Mall in satisfaction of the non-recourse debt on the property, partially offset by a $1.2 million prepayment fee for the early retirement of debt on St. Clair Square. Additionally, we received $0.8 million as a partial settlement of litigation. Considering the significance and nature of these items, we believe it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO, as adjusted, excluding these items.
FFO of the Operating Partnership increased to $146.4 million during the three months ended March 31, 2014 compared to $101.6 million in the prior-year period. Excluding the legal settlement and net gain on extinguishment of debt, FFO of the Operating Partnership, as adjusted, for the three month period ended March 31, 2014 was $102.9 million as compared to $101.6 million in the prior-year period. FFO was relatively flat as a result of dilution from the equity raised through our ATM program in the second quarter of 2013 and the sale of assets in the third quarter of 2013.

The reconciliation of FFO to net income attributable to common shareholders is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to common shareholders	$44,071	$19,090
Noncontrolling interest in income of Operating Partnership	7,651	3,491
Depreciation and amortization expense of:
Consolidated properties	69,083	69,056
Unconsolidated affiliates	9,861	9,948
Discontinued operations	—	2,606
Non-real estate assets	(594)	(474)
Noncontrolling interests' share of depreciation and amortization	(1,533)	(1,607)
Loss on impairment	17,831	—
Gain on depreciable property	18	(2)
Gain on discontinued operations, net of tax	—	(485)
Funds from operations of the Operating Partnership	146,388	101,623
Litigation settlement	(800)	—
Net gain on extinguishment of debt	(42,660)	—
Funds from operations of the Operating Partnership, as adjusted	$102,928	$101,623

The reconciliations of FFO of the Operating Partnership to FFO allocable to common shareholders, including and excluding the litigation settlement and gain on extinguishment of debt, are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Funds from operations of the Operating Partnership	$146,388	$101,623
Percentage allocable to common shareholders (1)	85.21%	84.54%
Funds from operations allocable to common shareholders	$124,737	$85,912

Funds from operations of the Operating Partnership, as adjusted	$102,928	$101,623
Percentage allocable to common shareholders (1)	85.21%	84.54%
Funds from operations allocable to Company shareholders, as adjusted	$87,705	$85,912

(1)
Represents the weighted-average number of common shares outstanding for the period divided by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk exposures, including interest rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties.  Estimates of future performance and economic conditions are reflected assuming certain changes in interest rates.  Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ.  We employ various derivative programs to manage certain portions of our market risk associated with interest rates.  See Note 6 of the notes to condensed consolidated financial statements for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2014, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.0 million and $1.5 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $4.9 million and $1.4 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2014, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $94.9 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $95.4 million.

ITEM 4:    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of the Company's and the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's and the Operating Partnership's disclosure controls and procedures are effective to ensure that information that the Company and the Operating Partnership are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information we are required to disclose is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's or the Operating Partnership's internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:    Legal Proceedings
We are currently involved in certain litigation that arises in the ordinary course of business, most of which is expected to be covered by liability insurance. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on our liquidity, results of operations, business or financial condition.
In February 2014, TPD received a partial settlement of $0.8 million from certain of the defendants in the matter described in Note 12 to the condensed consolidated financial statements. Litigation continues with other defendants in the matter. There have been no other material developments during the three months ended March 31, 2014 in the matters described in "Part I, Item 3 - Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to such risk factors since the filing of our Annual Report.

ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1–31, 2014	—	$—	—	$—
February 1–28, 2014	20,047	16.98	—	—
March 1–31, 2014	—	—	—	—
Total	20,047	$16.98	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.
(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3:    Defaults Upon Senior Securities

None.

ITEM 4:    Mine Safety Disclosures

Not applicable.

ITEM 5:    Other Information

None.

ITEM 6:    Exhibits

The Exhibit Index attached to this report is incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.

/s/ Farzana K. Mitchell
_____________________________________
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

CBL & ASSOCIATES LIMITED PARTNERSHIP

By: CBL HOLDINGS I, INC., its general partner

/s/ Farzana K. Mitchell
_____________________________________
Farzana K. Mitchell
Executive Vice President -
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: May 12, 2014

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Properties, Inc.
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of CBL & Associates Limited Partnership
12.3	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Properties, Inc.
12.4	Computation of Ratio of Earnings to Fixed Charges of CBL & Associates Limited Partnership
31.1
Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

31.2
Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

31.3
Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

31.4
Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

32.1
Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

32.2
Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Properties, Inc.

32.3
Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

32.4
Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document