Form 10-Q
period 2015-06-30
CBL & ASSOCIATES LIMITED PARTNERSHIP; CBL & ASSOCIATES PROPERTIES INC
filed 2015-08-10
CIK 915140, 910612

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
As of August 3, 2015, there were 170,494,382 shares of CBL & Associates Properties, Inc.'s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2015 of CBL & Associates Properties, Inc. and CBL & Associates Limited Partnership. Unless stated otherwise or the context otherwise requires, references to the "Company" mean CBL & Associates Properties, Inc. and its subsidiaries. References to the "Operating Partnership" mean CBL & Associates Limited Partnership and its subsidiaries. The terms "we," "us" and "our" refer to the Company or the Company and the Operating Partnership collectively, as the context requires.

The Company is a real estate investment trust ("REIT") whose stock is traded on the New York Stock Exchange. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2015, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by the Company of 85.3%.

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

•	controls and procedures in Item 4 of Part I of this report; and

•	certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.4.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

ASSETS	June 30, 2015	December 31, 2014
Real estate assets:
Land	$893,149	$847,829
Buildings and improvements	7,363,728	7,221,387
	8,256,877	8,069,216
Accumulated depreciation	(2,335,522)	(2,240,007)
	5,921,355	5,829,209
Held for sale	2,718	—
Developments in progress	128,381	117,966
Net investment in real estate assets	6,052,454	5,947,175
Cash and cash equivalents	30,601	37,938
Receivables:
Tenant, net of allowance for doubtful accounts of $1,837 and $2,368 in 2015 and 2014, respectively	83,296	81,338
Other, net of allowance for doubtful accounts of $1,245 and $1,285 in 2015 and 2014, respectively	21,641	22,577
Mortgage and other notes receivable	19,546	19,811
Investments in unconsolidated affiliates	280,460	281,449
Intangible lease assets and other assets	214,205	226,011
	$6,702,203	$6,616,299

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$4,834,205	$4,700,460
Accounts payable and accrued liabilities	327,240	328,352
Total liabilities	5,161,445	5,028,812
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	42,944	37,559
Shareholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series D Cumulative Redeemable Preferred Stock, 1,815,000 shares outstanding	18	18
6.625% Series E Cumulative Redeemable Preferred Stock, 690,000 shares outstanding	7	7
Common stock, $.01 par value, 350,000,000 shares authorized, 170,492,533 and 170,260,273 issued and outstanding in 2015 and 2014, respectively	1,705	1,703
Additional paid-in capital	1,957,228	1,958,198
Accumulated other comprehensive income	1,109	13,411
Dividends in excess of cumulative earnings	(591,534)	(566,785)
Total shareholders' equity	1,368,533	1,406,552
Noncontrolling interests	129,281	143,376
Total equity	1,497,814	1,549,928
	$6,702,203	$6,616,299

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Minimum rents	$166,428	$167,631	$335,509	$336,908
Percentage rents	2,412	1,824	6,549	5,430
Other rents	4,421	4,613	9,592	9,895
Tenant reimbursements	70,224	70,774	142,357	142,992
Management, development and leasing fees	2,663	2,813	5,441	5,948
Other	7,695	9,278	15,304	17,003
Total revenues	253,843	256,933	514,752	518,176

OPERATING EXPENSES:
Property operating	32,866	35,527	71,770	75,538
Depreciation and amortization	71,239	70,609	147,505	139,692
Real estate taxes	22,549	22,089	45,334	43,436
Maintenance and repairs	12,407	12,623	26,623	28,788
General and administrative	16,215	11,336	33,445	26,109
Loss on impairment	2,781	106	2,781	17,256
Other	5,928	7,390	12,404	13,935
Total operating expenses	163,985	159,680	339,862	344,754
Income from operations	89,858	97,253	174,890	173,422
Interest and other income	389	1,544	5,663	3,072
Interest expense	(58,754)	(59,277)	(117,911)	(119,783)
Gain on extinguishment of debt	256	—	256	42,660
Gain on investment	—	—	16,560	—
Equity in earnings of unconsolidated affiliates	4,881	3,418	8,704	7,102
Income tax provision	(2,472)	(786)	(1,556)	(1,183)
Income from continuing operations before gain on sales of real estate assets	34,158	42,152	86,606	105,290
Gain on sales of real estate assets	14,173	1,925	14,930	3,079
Income from continuing operations	48,331	44,077	101,536	108,369
Operating loss of discontinued operations	—	(59)	—	(558)
Gain on discontinued operations	—	107	—	90
Net income	48,331	44,125	101,536	107,901
Net income attributable to noncontrolling interests in:
Operating Partnership	(4,946)	(4,620)	(11,118)	(12,271)
Other consolidated subsidiaries	(1,490)	(1,547)	(2,359)	(2,378)
Net income attributable to the Company	41,895	37,958	88,059	93,252
Preferred dividends	(11,223)	(11,223)	(22,446)	(22,446)
Net income attributable to common shareholders	$30,672	$26,735	$65,613	$70,806

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.18	$0.16	$0.38	$0.42
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common shareholders	$0.18	$0.16	$0.38	$0.42
Weighted-average common shares outstanding	170,494	170,267	170,457	170,232

Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.18	$0.16	$0.38	$0.42
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common shareholders	$0.18	$0.16	$0.38	$0.42
Weighted-average common and potential dilutive common shares outstanding	170,494	170,267	170,457	170,232

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$30,672	$26,694	$65,613	$71,205
Discontinued operations	—	41	—	(399)
Net income attributable to common shareholders	$30,672	$26,735	$65,613	$70,806

Dividends declared per common share	$0.265	$0.245	$0.530	$0.490

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$48,331	$44,125	$101,536	$107,901

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	1,195	242	2,196
Reclassification to net income of realized gain on available-for-sale securities	—	—	(16,560)	—
Unrealized gain on hedging instruments	1,216	921	2,099	1,873
Reclassification of hedging effect on earnings	(646)	(551)	(1,169)	(1,099)
Total other comprehensive income (loss)	570	1,565	(15,388)	2,970

Comprehensive income	48,901	45,690	86,148	110,871
Comprehensive income attributable to noncontrolling interests in:
Operating Partnership	(5,014)	(4,280)	(8,032)	(11,907)
Other consolidated subsidiaries	(1,490)	(1,547)	(2,359)	(2,378)
Comprehensive income attributable to the Company	$42,397	$39,863	$75,757	$96,586

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
 (Unaudited)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	$34,639	$25	$1,700	$1,967,644	$6,325	$(570,781)	$1,404,913	$155,021	$1,559,934
Net income	2,355	—	—	—	—	93,252	93,252	12,294	105,546
Other comprehensive income (loss)	24	—	—	—	3,334	—	3,334	(388)	2,946
Dividends declared - common stock	—	—	—	—	—	(83,430)	(83,430)	—	(83,430)
Dividends declared - preferred stock	—	—	—	—	—	(22,446)	(22,446)	—	(22,446)
Issuances of 241,188 shares of common stock and restricted common stock	—	—	3	587	—	—	590	—	590
Cancellation of 28,563 shares of restricted common stock	—	—	—	(360)	—	—	(360)	—	(360)
Amortization of deferred compensation	—	—	—	2,115	—	—	2,115	—	2,115
Redemption of Operating Partnership common units	—	—	—	—	—	—	—	(2,914)	(2,914)
Distributions to noncontrolling interests	(5,744)	—	—	—	—	—	—	(17,850)	(17,850)
Adjustment for noncontrolling interests	1,482	—	—	(4,347)	—	—	(4,347)	2,865	(1,482)
Adjustment to record redeemable noncontrolling interests at redemption value	3,784	—	—	(3,536)	—	—	(3,536)	(248)	(3,784)
Balance, June 30, 2014	$36,540	$25	$1,703	$1,962,103	$9,659	$(583,405)	$1,390,085	$148,780	$1,538,865

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)
(Continued)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Dividends in Excess of Cumulative Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	$37,559	$25	$1,703	$1,958,198	$13,411	$(566,785)	$1,406,552	$143,376	$1,549,928
Net income	2,261	—	—	—	—	88,059	88,059	11,216	99,275
Other comprehensive loss	(375)	—	—	—	(12,302)	—	(12,302)	(2,711)	(15,013)
Performance stock units	—	—	—	312	—	—	312	—	312
Dividends declared - common stock	—	—	—	—	—	(90,362)	(90,362)	—	(90,362)
Dividends declared - preferred stock	—	—	—	—	—	(22,446)	(22,446)	—	(22,446)
Issuances of 272,498 shares of common stock and restricted common stock	—	—	3	589	—		592	—	592
Conversion of Operating Partnership common units to shares of common stock	—	—	—	—	—	—	—	(286)	(286)
Cancellation of 40,238 shares of restricted common stock	—	—	(1)	(730)	—	—	(731)	—	(731)
Amortization of deferred compensation	—	—	—	2,613	—	—	2,613	—	2,613
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15	15
Distributions to noncontrolling interests	(2,754)	—	—	—	—	—	—	(19,830)	(19,830)
Adjustment for noncontrolling interests	311	—	—	1,317	—	—	1,317	(1,628)	(311)
Adjustment to record redeemable noncontrolling interests at redemption value	5,942	—	—	(5,071)	—	—	(5,071)	(871)	(5,942)
Balance, June 30, 2015	$42,944	$25	$1,705	$1,957,228	$1,109	$(591,534)	$1,368,533	$129,281	$1,497,814

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,536	$107,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,505	139,692
Net amortization of deferred finance costs and debt premiums	2,626	3,357
Net amortization of intangible lease assets and liabilities	33	267
Gain on sales of real estate assets	(14,930)	(3,079)
Gain on discontinued operations	—	(90)
Write-off of development projects	125	34
Share-based compensation expense	3,406	2,605
Net realized gain on sale of available-for-sale securities	(16,560)	—
Loss on impairment	2,781	17,256
Loss on impairment from discontinued operations	—	681
Gain on extinguishment of debt	(256)	(42,660)
Equity in earnings of unconsolidated affiliates	(8,704)	(7,102)
Distributions of earnings from unconsolidated affiliates	9,780	8,965
Provision for doubtful accounts	1,938	1,912
Change in deferred tax accounts	153	316
Changes in:
Tenant and other receivables	(2,960)	2,274
Other assets	(833)	(1,461)
Accounts payable and accrued liabilities	(6,247)	(24,752)
Net cash provided by operating activities	219,393	206,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(94,231)	(114,510)
Acquisition of real estate assets	(191,988)	—
Reductions to restricted cash	3,315	3,393
Proceeds from sales of real estate assets	24,233	10,298
Payments received on mortgage and other notes receivable	264	287
Net proceeds from sales of available-for-sale securities	20,755	—
Additional investments in and advances to unconsolidated affiliates	(7,650)	(8,229)
Distributions in excess of equity in earnings of unconsolidated affiliates	9,789	14,713
Changes in other assets	(5,295)	(3,167)
Net cash used in investing activities	(240,808)	(97,215)

CBL & Associates Properties, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$421,289	$379,619
Principal payments on mortgage and other indebtedness	(271,516)	(356,918)
Additions to deferred financing costs	(190)	(113)
Prepayment fees on extinguishment of debt	—	(1,249)
Proceeds from issuances of common stock	101	82
Purchase of noncontrolling interest in the Operating Partnership	(286)	(2,914)
Contributions from noncontrolling interests	15	—
Distributions to noncontrolling interests	(22,588)	(23,603)
Dividends paid to holders of preferred stock	(22,446)	(22,446)
Dividends paid to common shareholders	(90,301)	(83,377)
Net cash provided by (used in) financing activities	14,078	(110,919)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,337)	(2,018)
CASH AND CASH EQUIVALENTS, beginning of period	37,938	65,500
CASH AND CASH EQUIVALENTS, end of period	$30,601	$63,482

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$115,467	$117,004

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

ASSETS	June 30, 2015	December 31, 2014
Real estate assets:
Land	$893,149	$847,829
Buildings and improvements	7,363,728	7,221,387
	8,256,877	8,069,216
Accumulated depreciation	(2,335,522)	(2,240,007)
	5,921,355	5,829,209
Held for sale	2,718	—
Developments in progress	128,381	117,966
Net investment in real estate assets	6,052,454	5,947,175
Cash and cash equivalents	30,576	37,926
Receivables:
Tenant, net of allowance for doubtful accounts of $1,837 and $2,368 in 2015 and 2014, respectively	83,296	81,338
Other, net of allowance for doubtful accounts of $1,245 and $1,285 in 2015 and 2014, respectively	21,641	22,577
Mortgage and other notes receivable	19,546	19,811
Investments in unconsolidated affiliates	281,021	282,009
Intangible lease assets and other assets	214,085	225,891
	$6,702,619	$6,616,727

LIABILITIES, REDEEMABLE INTERESTS AND CAPITAL
Mortgage and other indebtedness	$4,834,205	$4,700,460
Accounts payable and accrued liabilities	327,240	328,267
Total liabilities	5,161,445	5,028,727
Commitments and contingencies (Note 12)
Redeemable interests:
Redeemable noncontrolling interests	6,204	6,455
Redeemable common units	36,740	31,104
Total redeemable interests	42,944	37,559
Partners' capital:
Preferred units	565,212	565,212
Common units:
General partner	9,417	9,789
Limited partners	918,177	953,349
Accumulated other comprehensive income (loss)	(1,830)	13,183
Total partners' capital	1,490,976	1,541,533
Noncontrolling interests	7,254	8,908
Total capital	1,498,230	1,550,441
	$6,702,619	$6,616,727

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Minimum rents	$166,428	$167,631	$335,509	$336,908
Percentage rents	2,412	1,824	6,549	5,430
Other rents	4,421	4,613	9,592	9,895
Tenant reimbursements	70,224	70,774	142,357	142,992
Management, development and leasing fees	2,663	2,813	5,441	5,948
Other	7,695	9,278	15,304	17,003
Total revenues	253,843	256,933	514,752	518,176

OPERATING EXPENSES:
Property operating	32,866	35,527	71,770	75,538
Depreciation and amortization	71,239	70,609	147,505	139,692
Real estate taxes	22,549	22,089	45,334	43,436
Maintenance and repairs	12,407	12,623	26,623	28,788
General and administrative	16,215	11,336	33,445	26,109
Loss on impairment	2,781	106	2,781	17,256
Other	5,928	7,390	12,404	13,935
Total operating expenses	163,985	159,680	339,862	344,754
Income from operations	89,858	97,253	174,890	173,422
Interest and other income	389	1,544	5,663	3,072
Interest expense	(58,754)	(59,277)	(117,911)	(119,783)
Gain on extinguishment of debt	256	—	256	42,660
Gain on investment	—	—	16,560	—
Equity in earnings of unconsolidated affiliates	4,881	3,418	8,704	7,102
Income tax provision	(2,472)	(786)	(1,556)	(1,183)
Income from continuing operations before gain on sales of real estate assets	34,158	42,152	86,606	105,290
Gain on sales of real estate assets	14,173	1,925	14,930	3,079
Income from continuing operations	48,331	44,077	101,536	108,369
Operating loss of discontinued operations	—	(59)	—	(558)
Gain on discontinued operations	—	107	—	90
Net income	48,331	44,125	101,536	107,901
Net income attributable to noncontrolling interests	(1,490)	(1,547)	(2,359)	(2,378)
Net income attributable to the Operating Partnership	46,841	42,578	99,177	105,523
Distributions to preferred unitholders	(11,223)	(11,223)	(22,446)	(22,446)
Net income attributable to common unitholders	$35,618	$31,355	$76,731	$83,077

CBL & Associates Limited Partnership Condensed Consolidated Statements of Operations (In thousands, except per unit data) (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.18	$0.16	$0.38	$0.42
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common unitholders	$0.18	$0.16	$0.38	$0.42
Weighted-average common units outstanding	199,751	199,726	199,716	199,734

Diluted per unit data attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$0.18	$0.16	$0.38	$0.42
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common unitholders	$0.18	$0.16	$0.38	$0.42
Weighted-average common and potential dilutive common units outstanding	199,751	199,726	199,716	199,734

Amounts attributable to common unitholders:
Income from continuing operations, net of preferred distributions	$35,618	$31,314	$76,731	$83,476
Discontinued operations	—	41	—	(399)
Net income attributable to common unitholders	$35,618	$31,355	$76,731	$83,077

Distributions declared per common unit	$0.273	$0.253	$0.546	$0.506

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$48,331	$44,125	$101,536	$107,901

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities	—	1,193	242	2,196
Reclassification to net income of realized gain on available-for-sale securities	—	—	(16,560)	—
Unrealized gain on hedging instruments	1,216	921	2,099	1,873
Reclassification of hedging effect on earnings	(646)	(551)	(1,169)	(1,099)
Total other comprehensive income (loss)	570	1,563	(15,388)	2,970

Comprehensive income	48,901	45,688	86,148	110,871
Comprehensive income attributable to noncontrolling interests	(1,490)	(1,547)	(2,359)	(2,378)
Comprehensive income of the Operating Partnership	$47,411	$44,141	$83,789	$108,493

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(in thousands)
 (Unaudited)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2014	$5,883	$28,756	$34,639	25,050	199,593	$565,212	$9,866	$961,175	$4,923	$1,541,176	$19,179	$1,560,355
Net income	1,706	649	2,355	—	—	22,446	846	81,582	—	104,874	672	105,546
Other comprehensive income	—	24	24	—	—	—	—	—	2,946	2,946	—	2,946
Distributions declared - common units	—	(2,286)	(2,286)	—	—	—	(986)	(97,839)	—	(98,825)	—	(98,825)
Distributions declared - preferred units	—	—	—	—	—	(22,446)	—	—	—	(22,446)	—	(22,446)
Issuances of common units	—	—	—	—	242	—	—	590	—	590	—	590
Redemption of common units	—	—	—	—	(171)	—	—	(2,914)	—	(2,914)	—	(2,914)
Cancellation of restricted common stock	—	—	—	—	(29)	—	—	(360)	—	(360)	—	(360)
Amortization of deferred compensation	—	—	—	—	—	—	21	2,094	—	2,115	—	2,115
Distributions to noncontrolling interests	(3,458)	—	(3,458)	—	—	—	—	—	—	—	(2,456)	(2,456)
Allocation of partners' capital	—	1,482	1,482	—	—	—	(16)	(1,453)	—	(1,469)	—	(1,469)
Adjustment to record redeemable interests at redemption value	2,005	1,779	3,784	—	—	—	(95)	(3,689)	—	(3,784)	—	(3,784)
Balance, June 30, 2014	$6,136	$30,404	$36,540	25,050	199,635	$565,212	$9,636	$939,186	$7,869	$1,521,903	$17,395	$1,539,298

CBL & Associates Limited Partnership
Condensed Consolidated Statements of Capital
(in thousands)
(Unaudited)
(Continued)

	Redeemable Interests			Number of			Common Units
	Redeemable Noncontrolling Interests	Redeemable Common Units	Total Redeemable Interests	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance, January 1, 2015	$6,455	$31,104	$37,559	25,050	199,532	$565,212	$9,789	$953,349	$13,183	$1,541,533	$8,908	$1,550,441
Net income	1,668	593	2,261	—	—	22,446	781	75,357	—	98,584	691	99,275
Other comprehensive loss	—	(375)	(375)	—	—	—	—	—	(15,013)	(15,013)	—	(15,013)
Performance stock units	—	—	—	—	—	—	3	309	—	312	—	312
Distributions declared - common units	—	(1,126)	(1,126)	—	—	—	(1,066)	(106,765)	—	(107,831)	—	(107,831)
Distributions declared - preferred units	—	—	—	—	—	(22,446)	—	—	—	(22,446)	—	(22,446)
Issuances of common units	—	—	—	—	273	—	—	592	—	592	—	592
Redemptions of common units	—	—	—	—	(15)	—	—	(286)	—	(286)	—	(286)
Cancellation of restricted common stock	—	—	—	—	(40)	—	—	(731)	—	(731)	—	(731)
Amortization of deferred compensation	—	—	—	—	—	—	27	2,586	—	2,613	—	2,613
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	15	15
Distributions to noncontrolling interests	(1,628)	—	(1,628)	—	—	—	—	—	—	—	(2,360)	(2,360)
Allocation of partners' capital	—	311	311	—	—	—	(56)	(354)	—	(410)	—	(410)
Adjustment to record redeemable interests at redemption value	(291)	6,233	5,942	—	—	—	(61)	(5,880)	—	(5,941)	—	(5,941)
Balance, June 30, 2015	$6,204	$36,740	$42,944	25,050	199,750	$565,212	$9,417	$918,177	$(1,830)	$1,490,976	$7,254	$1,498,230

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,536	$107,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,505	139,692
Net amortization of deferred finance costs and debt premiums	2,626	3,357
Net amortization of intangible lease assets and liabilities	33	267
Gain on sales of real estate assets	(14,930)	(3,079)
Gain on discontinued operations	—	(90)
Write-off of development projects	125	34
Share-based compensation expense	3,406	2,605
Net realized gain on sale of available-for-sale securities	(16,560)	—
Loss on impairment	2,781	17,256
Loss on impairment from discontinued operations	—	681
Gain on extinguishment of debt	(256)	(42,660)
Equity in earnings of unconsolidated affiliates	(8,704)	(7,102)
Distributions of earnings from unconsolidated affiliates	9,778	8,962
Provision for doubtful accounts	1,938	1,912
Change in deferred tax accounts	153	316
Changes in:
Tenant and other receivables	(2,960)	2,274
Other assets	(833)	(1,461)
Accounts payable and accrued liabilities	(6,263)	(24,755)
Net cash provided by operating activities	219,375	206,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(94,231)	(114,510)
Acquisition of real estate assets	(191,988)	—
Reductions to restricted cash	3,315	3,393
Proceeds from sales of real estate assets	24,233	10,298
Payments received on mortgage and other notes receivable	264	287
Net proceeds from sales of available-for-sale securities	20,755	—
Additional investments in and advances to unconsolidated affiliates	(7,650)	(8,229)
Distributions in excess of equity in earnings of unconsolidated affiliates	9,789	14,713
Changes in other assets	(5,295)	(3,167)
Net cash used in investing activities	(240,808)	(97,215)

CBL & Associates Limited Partnership Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$421,289	$379,619
Principal payments on mortgage and other indebtedness	(271,516)	(356,918)
Additions to deferred financing costs	(190)	(113)
Prepayment fees on extinguishment of debt	—	(1,249)
Proceeds from issuances of common units	101	82
Redemption of common units	(286)	(2,914)
Contributions from noncontrolling interests	15	—
Distributions to noncontrolling interests	(5,113)	(5,881)
Distributions to preferred unitholders	(22,446)	(22,446)
Distributions to common unitholders	(107,771)	(101,100)
Net cash provided by (used in) financing activities	14,083	(110,920)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,350)	(2,025)
CASH AND CASH EQUIVALENTS, beginning of period	37,926	65,486
CASH AND CASH EQUIVALENTS, end of period	$30,576	$63,461

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$115,467	$117,004

The accompanying notes are an integral part of these condensed consolidated statements.

CBL & Associates Properties, Inc.
CBL & Associates Limited Partnership
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share and per unit data)

Note 1 – Organization and Basis of Presentation
CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties.  Its properties are located in 27 states, but are primarily in the southeastern and midwestern United States.
CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity ("VIE").  As of June 30, 2015, the Operating Partnership owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	72	24	7	8	111
Unconsolidated properties (3)	10	4	4	5	23
Total	82	28	11	13	134

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes CBL's corporate office building.

(3)	The Operating Partnership accounts for these investments using the equity method because one or more of the other partners have substantive participating rights.

At June 30, 2015, the Operating Partnership had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls	Community Centers
Development	—	—	—	1
Expansions	4	1	1	—
Redevelopments	7	—	1	—
The Operating Partnership also holds options to acquire certain development properties owned by third parties.
CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2015, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned an 84.3% limited partner interest for a combined interest held by CBL of 85.3%.
As used herein, the term "Company" includes CBL & Associates Properties, Inc. and its subsidiaries, including CBL & Associates Limited Partnership and its subsidiaries, unless the context indicates otherwise. The term "Operating Partnership" refers to CBL & Associates Limited Partnership and its subsidiaries.
The noncontrolling interest in the Operating Partnership is held by CBL & Associates, Inc., its shareholders and affiliates and certain senior officers of the Company (collectively "CBL's Predecessor"), all of which contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993, and by various third parties. At June 30, 2015, CBL’s Predecessor owned a 9.1% limited partner interest and third parties owned a 5.6% limited partner interest in the Operating Partnership.  CBL's Predecessor also owned 3.5 million shares of CBL’s common stock at June 30, 2015, for a total combined effective interest of 10.9% in the Operating Partnership.
The Operating Partnership conducts the Company’s property management and development activities through its wholly-owned subsidiary, CBL & Associates Management, Inc. (the “Management Company”), to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. All intercompany transactions have been eliminated. The results for the interim period ended June 30, 2015 are not necessarily indicative of the results to be obtained for the full fiscal year.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.
Note 2 – Recent Accounting Pronouncements
Accounting Guidance Not Yet Effective
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with the presentation of debt discounts. Currently, debt issuance costs are presented as an asset on the balance sheet under GAAP. The guidance only changes presentation and does not change the recognition and measurement of debt issuance costs. For public companies, ASU 2015-03 is effective on a retrospective basis for annual periods beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted. The Company does not expect adoption of this update to have an impact on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the evaluation of fee arrangements and related party relationships in the primary beneficiary determination. For public companies, ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those years using either a retrospective or a modified retrospective approach. Early adoption is permitted. The Company is evaluating the impact that this update may have on its consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The objective of this converged standard is to enable financial statement users to better understand and analyze revenue by replacing current transaction and industry-specific guidance with a more principles-based approach to revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other guidance such as lease and insurance contracts. For public companies, following an additional one year deferral proposed by the FASB in July 2015, ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those years using one of two retrospective application methods. Early adoption would be permitted only for annual reporting periods beginning after December 15, 2016 and interim periods within those years. The Company is evaluating the impact that this update may have on its consolidated financial statements.
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

The asset or liability's fair value within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Under ASC 820, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction at the measurement date. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs and consider assumptions such as inherent risk, transfer restrictions and risk of nonperformance.
Fair Value Measurements on a Recurring Basis
The following tables set forth information regarding the Company’s financial instruments that are measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Fair Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,421	$—	$1,421	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$20,512	$20,512	$—	$—

Liabilities:
Interest rate swaps	$2,226	$—	$2,226	$—
The Company recognizes transfers in and out of every level at the end of each reporting period. There were no transfers between Levels 1, 2, or 3 for any periods presented.
Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available-for-sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income ("AOCI ") in redeemable noncontrolling interests, shareholders’ equity and partners' capital, and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three and six month periods ended June 30, 2015 and 2014, the Company did not record any write-downs related to other-than-temporary impairments.
The Company sold all of its marketable securities during the six month period ended June 30, 2015 and recognized a realized gain of $16,560, for the difference between the net proceeds of $20,755 less the adjusted cost of $4,195. The Company did not recognize any realized gains or losses related to sales of marketable securities during the six month period ended June 30, 2014. The fair value of the Company’s available-for-sale securities was based on quoted market prices and was classified under Level 1.
The following is a summary of the available-for-sale securities held by the Company as of December 31, 2014:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value
December 31, 2014:
Common stocks	$4,195	$16,321	$—	$20,516

The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company had four interest rate swaps as of June 30, 2015 and December 31, 2014, respectively, that qualified as hedging instruments and were designated as cash flow hedges.  The interest rate swaps are reflected in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The swaps have met the effectiveness test criteria since inception and changes in their fair values are, thus, reported in other comprehensive income (loss) ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 6 for further information regarding the Company’s interest rate hedging instruments.
The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage and other notes receivable is a reasonable estimate of fair value based on Level 2 inputs.  The estimated fair value of mortgage and other indebtedness was $5,020,685 and $4,947,026 at June 30, 2015 and December 31, 2014, respectively.  The fair value was calculated using Level 2 inputs by discounting future cash flows for mortgage and other indebtedness using estimated market rates at which similar loans would be made currently. The carrying amount of mortgage and other indebtedness was $4,834,205 and $4,700,460 at June 30, 2015 and December 31, 2014, respectively.
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

Long-lived Assets Measured at Fair Value in 2015
During the six months ended June 30, 2015, the Company recognized a non-cash impairment of real estate of $2,620 in the second quarter of 2015 when it adjusted the book value of Madison Square Mall, located in Huntsville, AL, to its estimated fair value of $5,000 based on its sale in April 2015. See Note 4 for further information on this sale.

Other Impairment Loss in 2015
During the six months ended June 30, 2015, the Company recorded an impairment of real estate of $161 related to the sale of a building at a formerly owned mall for total net proceeds after sales costs of $750, which was less than its total carrying amount of $911.

Note 4 – Acquisitions and Dispositions
2015 Acquisition
On June 18, 2015, the Company acquired a 100% interest in Mayfaire Town Center and Community Center, in Wilmington, NC, for a total cash purchase price of $191,988 utilizing availability on its unsecured lines of credit. The results of Mayfaire Town Center and Community Center are included in the condensed consolidated financial statements beginning on the date of acquisition, including $417 of revenue and $187 in income for the period ended June 30, 2015. The pro forma effect of this acquisition was not material. The following table summarizes the preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land	$40,218
Buildings and improvements	138,450
Tenant improvements	3,382
Above-market leases	279
In-place leases	23,138
Total assets	205,467
Below-market leases	(13,479)
Net assets acquired	$191,988

2015 Dispositions
The results of operations of the shopping center properties described below, as well as the related impairment loss, are included in income from continuing operations for all periods presented, as applicable. Net proceeds from the 2015 dispositions were used to reduce the outstanding balances on the Company's credit facilities, unless otherwise noted. The following is a summary of the Company's 2015 dispositions by sale:

Sales Date	Property	Property Type	Location	Gross Sales Price	Net Proceeds	Gain
2015 Activity:
June	EastGate Crossing (1)	Associated Center	Cincinnati, OH	$21,060	$6,118	$13,491
April	Madison Square (2)	Mall	Huntsville, AL	5,000	4,955	—
				$26,060	$11,073	$13,491

(1)
The Company is eligible to receive an additional $1,740 of proceeds if it leases two tenant spaces of approximately 5,800 square feet by September 2016. Additionally, the buyer assumed the mortgage loan on the property, which had a balance of $14,570 at the time of the sale.

(2)	The Company recognized a loss on impairment of real estate of $2,620 in the second quarter of 2015 when it adjusted the book value of Madison Square to its net sales price.
See Note 16 for information on a property sold subsequent to June 30, 2015.

2014 Dispositions
The results of operations of the properties described below, as well as any gain on extinguishment of debt and impairment losses related to those properties, are included in income from continuing operations for all periods presented, as applicable. Net proceeds from these 2014 dispositions were used to reduce the outstanding balances on the Company's credit facilities, unless otherwise noted. The following is a summary of the Company's 2014 dispositions by sale:

				Sales Price
Sales Date	Property	Property Type	Location	Gross	Net	Gain
2014 Activity:
September	Pemberton Plaza (1)	Community Center	Vicksburg, MS	$1,975	$1,886	$—
June	Foothills Plaza Expansion	Associated Center	Maryville, TN	2,640	2,387	937
May	Lakeshore Mall (2)	Mall	Sebring, FL	14,000	13,613	—
				$18,615	$17,886	$937

(1)	The Company recognized a loss on impairment of real estate of $497 in the third quarter of 2014 when it adjusted the book value of Pemberton Plaza to its net sales price.

(2)
The gross sales price of $14,000 consisted of a $10,000 promissory note and $4,000 in cash. The note receivable was paid off in the third quarter of 2014. The Company recognized a loss on impairment of real estate of $5,100 in the first quarter of 2014 when it adjusted the book value of Lakeshore Mall to its estimated fair value of $13,780 based on a binding purchase agreement signed in April 2014. The sale closed in May 2014 and the Company recognized an impairment loss of $106 in the second quarter of 2014 as a result of additional closing costs.

The Company recognized a gain on extinguishment of debt for each of the properties listed below, representing the amount by which the outstanding debt balance exceeded the net book value of the property as of the transfer date. The following is a summary of the Company's other 2014 dispositions:

Disposal Date	Property	Property Type	Location	Balance of Non-recourse Debt	Gain on Extinguishment of Debt
2014 Activity:
October	Columbia Place (1)	Mall	Columbia, SC	$27,265	$27,171
September	Chapel Hill Mall (2)	Mall	Akron, OH	68,563	18,296
January	Citadel Mall (3)	Mall	Charleston, SC	68,169	43,932
				$163,997	$89,399

(1)
The Company conveyed the mall to the lender by a deed-in-lieu of foreclosure. A non-cash impairment loss of $50,683 was recorded in 2011 to write down the book value of the mall to its then estimated fair value. The Company also recorded $3,181 of non-cash default interest expense in 2014.

(2)
The Company conveyed the mall to the lender by a deed-in-lieu of foreclosure. A non-cash impairment loss of $12,050 was recorded in 2014 to write down the book value of the mall to its then estimated fair value. The Company also recorded $1,514 of non-cash default interest expense in 2014.

(3)
The mortgage lender completed the foreclosure process and received the title to the mall in satisfaction of the non-recourse debt. A non-cash impairment loss of $20,453 was recorded in 2013 to write down the book value of the mall to its then estimated fair value.

Note 5 – Unconsolidated Affiliates, Redeemable Interests, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At June 30, 2015, the Company had investments in the following 19 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
Ambassador Infrastructure, LLC	Ambassador Town Center - Infrastructure Improvements	65.0%
Ambassador Town Center JV, LLC	Ambassador Town Center	65.0%
CBL/T-C, LLC	CoolSprings Galleria, Oak Park Mall and West County Center	50.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of four office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
El Paso Outlet Outparcels, LLC	The Outlet Shoppes at El Paso (vacant land)	50.0%
Fremaux Town Center JV, LLC	Fremaux Town Center Phases I and II	65.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand (Coastal Grand Crossing and vacant land)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I and one office building	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phases I and II	50.0%
York Town Center, LP	York Town Center	50.0%

Although the Company had majority ownership of certain joint ventures during 2015 and 2014, it evaluated the investments and concluded that the other partners or owners in these joint ventures had substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;

•	the site plan and any material deviations or modifications thereto;

•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;

•	the annual operating budgets and any material deviations or modifications thereto;

•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and

•	any material acquisitions or dispositions with respect to the project.
As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information of these unconsolidated affiliates is as follows:

	As of
ASSETS	June 30, 2015	December 31, 2014
Investment in real estate assets	$2,303,724	$2,266,252
Accumulated depreciation	(648,705)	(619,558)
	1,655,019	1,646,694
Developments in progress	68,749	75,877
Net investment in real estate assets	1,723,768	1,722,571
Other assets	169,288	170,554
Total assets	$1,893,056	$1,893,125

LIABILITIES
Mortgage and other indebtedness	$1,517,877	$1,512,826
Other liabilities	42,211	42,517
Total liabilities	1,560,088	1,555,343

OWNERS' EQUITY
The Company	194,296	198,261
Other investors	138,672	139,521
Total owners' equity	332,968	337,782
Total liabilities and owners' equity	$1,893,056	$1,893,125

	Total for the Three Months Ended June 30,		Company's Share for the Three Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$63,111	$61,400	$32,958	$32,066
Depreciation and amortization	(19,641)	(19,230)	(10,303)	(10,256)
Interest income	335	339	257	259
Interest expense	(18,589)	(18,746)	(9,587)	(9,662)
Operating expenses	(17,468)	(17,488)	(9,045)	(8,989)
Gain on sales of real estate assets	619	—	601	—
Net income	$8,367	$6,275	$4,881	$3,418

	Total for the Six Months Ended June 30,		Company's Share for the Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$125,583	$123,221	$65,793	$64,018
Depreciation and amortization	(39,122)	(38,017)	(20,620)	(20,117)
Interest income	667	679	512	518
Interest expense	(37,383)	(37,304)	(19,272)	(19,153)
Operating expenses	(36,774)	(35,669)	(18,873)	(18,164)
Gain on sales of real estate assets	1,434	—	1,164	—
Net income	$14,405	$12,910	$8,704	$7,102
All of the debt on the properties owned by the unconsolidated affiliates is non-recourse, except for Ambassador, Ambassador Infrastructure, Fremaux Phases I and II, West Melbourne, Port Orange, and Gulf Coast Phase III. See Note 12 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.
See Note 16 for information on the extension of a loan, secured by Gulf Coast Town Center Phase III, subsequent to June 30, 2015.

Redeemable Interests
Redeemable common units of $36,740 and $31,104 at June 30, 2015 and December 31, 2014, respectively, include a partnership interest in the Operating Partnership for which the partnership agreement includes redemption provisions that may require the Operating Partnership to redeem the partnership interest for real property.
Redeemable noncontrolling interests of $6,204 and $6,455 at June 30, 2015 and December 31, 2014, respectively, include the aggregate noncontrolling ownership interest in consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder's election that allow for redemption through cash and/or properties.

Noncontrolling Interests of the Operating Partnership
Noncontrolling interests include the aggregate noncontrolling ownership interest in the Operating Partnership's consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. Total noncontrolling interest was $7,254 and $8,908, as of June 30, 2015 and December 31, 2014, respectively.
Noncontrolling Interests of the Company
The noncontrolling interests of the Company include the third party interests discussed above as well as the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As of June 30, 2015, the Company's total noncontrolling interests of $129,281 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $122,027 and $7,254, respectively. The Company's total noncontrolling interest at December 31, 2014 of $143,376 consisted of noncontrolling interests in the Operating Partnership and in other consolidated subsidiaries of $134,468 and $8,908, respectively.
Cost Method Investment
The Company owns a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China. The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The carrying amount of this investment was $5,325 at June 30, 2015 and December 31, 2014. The noncontrolling interest is reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.
Variable Interest Entities
Triangle Town Member LLC
The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of June 30, 2015 and December 31, 2014, respectively.
JG Gulf Coast Town Center LLC
The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE. The entity is under joint control, and therefore the Company accounts for it as an unconsolidated affiliate using the equity method of accounting as of June 30, 2015 and December 31, 2014, respectively.
Gettysburg Outlet Center Holding LLC
The Company holds a 50% ownership interest in this joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2015 and December 31, 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.
El Paso Outlet Center Holding, LLC
The Company holds a 75% ownership interest in the joint venture. The Company determined that its investment in this joint venture represents an interest in a VIE and that the Company is the primary beneficiary since it has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance as well as the obligation to absorb losses or right to receive benefits from the VIE that could be significant. As a result, the joint venture is presented in the accompanying condensed consolidated financial statements as of June 30, 2015 and December 31, 2014 on a consolidated basis, with the interests of the third party reflected as a noncontrolling interest.

Note 6 – Mortgage and Other Indebtedness
Debt of the Company
CBL has no indebtedness. Either the Operating Partnership or one of its consolidated subsidiaries, in which the Operating Partnership has a direct or indirect ownership interest, is the borrower on all of the Company's debt.
CBL is a limited guarantor of the 5.25% and 4.60% senior unsecured notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. The Company also provides a similar limited guarantee of the Operating Partnership's obligations with respect to its unsecured credit facilities and two unsecured term loans as of June 30, 2015.
Debt of the Operating Partnership
Mortgage and other indebtedness consisted of the following:

	June 30, 2015		December 31, 2014
	Amount	Weighted- Average Interest Rate (1)	Amount	Weighted- Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,151,072	5.63%	$3,252,730	5.62%
Senior unsecured notes due 2023 (3)	445,958	5.25%	445,770	5.25%
Senior unsecured notes due 2024 (4)	299,930	4.60%	299,925	4.60%
Other	4,375	3.50%	5,639	3.50%
Total fixed-rate debt	3,901,335	5.50%	4,004,064	5.50%
Variable-rate debt:
Non-recourse term loans on operating properties	16,980	2.31%	17,121	2.29%
Recourse term loans on operating properties	11,104	2.90%	7,638	2.91%
Construction loans	1,273	2.68%	454	2.66%
Unsecured lines of credit	453,513	1.58%	221,183	1.56%
Unsecured term loans	450,000	1.69%	450,000	1.71%
Total variable-rate debt	932,870	1.67%	696,396	1.69%
Total	$4,834,205	4.76%	$4,700,460	4.93%

(1)	Weighted-average interest rate includes the effect of debt premiums and discounts, but excludes amortization of deferred financing costs.

(2)
The Operating Partnership had four interest rate swaps on notional amounts totaling $103,387 as of June 30, 2015 and $105,584 as of December 31, 2014 related to four variable-rate loans on operating properties to effectively fix the interest rate on the respective loans.  Therefore, these amounts were reflected in fixed-rate debt at June 30, 2015 and December 31, 2014.

(3)	The balance is net of an unamortized discount of $4,042 and $4,230 as of June 30, 2015 and December 31, 2014, respectively.

(4)	The balance is net of an unamortized discount of $70 and $75 as of June 30, 2015 and December 31, 2014, respectively.

Senior Unsecured Notes
In the fourth quarter of 2014, the Operating Partnership issued $300,000 of senior unsecured notes, which bear interest at 4.60% payable semiannually beginning April 15, 2015 and mature on October 15, 2024 (the “2024 Notes”). In the fourth quarter of 2013, the Operating Partnership issued $450,000 of senior unsecured notes, which bear interest at 5.25% payable semiannually beginning June 1, 2014 and mature on December 1, 2023 (the “2023 Notes”). The respective interest rate on each of the 2024 Notes and the 2023 Notes (collectively, the “Notes”) will be subject to an increase ranging from 0.25% to 1.00% from time to time if, on or after January 1, 2016 and prior to January 1, 2020, the ratio of secured debt to total assets of the Company, as defined, is greater than 40% but less than 45%.
The Notes are redeemable at the Operating Partnership's election, in whole or in part from time to time, on not less than 30 days’ notice to the holders of the Notes to be redeemed. The 2024 Notes may be redeemed prior to July 15, 2024 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2024 Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2024 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.35%, plus accrued and unpaid interest. On or after July 15, 2024, the 2024 Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the 2024 Notes to be redeemed plus accrued and unpaid interest. The 2023 Notes may be redeemed prior to September 1, 2023 for cash, at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the 2023 Notes to be redeemed or (2) an amount equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate, as defined, plus 0.40%, plus accrued and unpaid interest. On or after September 1, 2023, the 2023 Notes are redeemable for cash at a redemption price equal to 100% of the aggregate principal amount of the 2023 Notes to be redeemed plus accrued and unpaid interest.
CBL is a limited guarantor of the Operating Partnership's obligations under the Notes, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates.
Unsecured Lines of Credit
The Company has three unsecured credit facilities that are used for retirement of secured loans, repayment of term loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit.
Each facility bears interest at LIBOR plus a spread of 100 to 175 basis points based on the Company's credit ratings. As of June 30, 2015, the Company's interest rate based on its credit ratings of Baa3 from Moody's Investors Service ("Moody's") and BBB- from Fitch Ratings ("Fitch") is LIBOR plus 140 basis points. Additionally, the Company pays an annual facility fee that ranges from 0.15% to 0.35% of the total capacity of each facility. As of June 30, 2015, the annual facility fee was 0.30%. The three unsecured lines of credit had a weighted-average interest rate of 1.58% at June 30, 2015.
The following summarizes certain information about the Company's unsecured lines of credit as of June 30, 2015:

	Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date (1)
Wells Fargo - Facility A	$600,000	$32,041	(2)	November 2015	November 2016
First Tennessee	100,000	17,200	(3)	February 2016	N/A
Wells Fargo - Facility B	600,000	404,272	(4)	November 2016	November 2017
	$1,300,000	$453,513

(1)
The extension options are at the Company's election, subject to continued compliance with the terms of the facilities, and have a one-time extension fee of 0.20% of the commitment amount of each credit facility.

(2)	There was an additional $800 outstanding on this facility as of June 30, 2015 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.

(3)	There was an additional $113 outstanding on this facility as of June 30, 2015 for letters of credit. Up to $20,000 of the capacity on this facility can be used for letters of credit.

(4)	There was an additional $6,110 outstanding on this facility as of June 30, 2015 for letters of credit. Up to $50,000 of the capacity on this facility can be used for letters of credit.
Unsecured Term Loans
The Company has a $400,000 unsecured term loan, which bears interest at a variable rate of LIBOR plus 150 basis points based on the Company's current credit ratings and has a maturity date of July 2018. At June 30, 2015, the outstanding borrowings of $400,000 had an interest rate of 1.69%.
The Company also has a $50,000 unsecured term loan that matures in February 2018. In the first quarter of 2015, the Company modified the terms of the term loan to reduce the interest rate from a spread of LIBOR plus 190 basis points to LIBOR plus 155 basis points. At June 30, 2015, the outstanding borrowings of $50,000 had a weighted-average interest rate of 1.73%.

Covenants and Restrictions
The agreements for the unsecured lines of credit, the Notes and unsecured term loans contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, minimum unencumbered asset and interest ratios, maximum secured indebtedness ratios, maximum total indebtedness ratios and limitations on cash flow distributions.  The Company believes that it was in compliance with all covenants and restrictions at June 30, 2015.

Unsecured Lines of Credit and Unsecured Term Loans
The following presents the Company's compliance with key covenant ratios, as defined, of the credit facilities and term loans as of June 30, 2015:

Ratio	Required	Actual
Debt to total asset value	< 60%	50%
Unencumbered asset value to unsecured indebtedness	> 1.60x	2.3x
Unencumbered NOI to unsecured interest expense	> 1.75x	4.2x
EBITDA to fixed charges (debt service)	> 1.5x	2.2x
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
Senior Unsecured Notes
The following presents the Company's compliance with key covenant ratios, as defined, of the Notes as of June 30, 2015:

Ratio	Required	Actual
Total debt to total assets	< 60%	54%
Secured debt to total assets	< 45% (1)	35%
Total unencumbered assets to unsecured debt	> 150%	223%
Consolidated income available for debt service to annual debt service charge	> 1.5x	3.2x

(1)	On January 1, 2020 and thereafter, secured debt to total assets must be less than 40%.

The agreements for the Notes described above contain default provisions customary for transactions of this nature (with applicable customary grace periods). Additionally, any default in the payment of any recourse indebtedness greater than or equal to $50,000 of the Operating Partnership will constitute an event of default under the Notes.
Other
Several of the Company’s malls/open-air centers, associated centers and community centers, in addition to the corporate office building, are owned by special purpose entities, created as a requirement under certain loan agreements, that are included in the Company’s condensed consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.
Mortgages on Operating Properties
Loan Repayment
The Company has repaid the following loan, secured by the related Property, since January 1, 2015:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
2015:
May	Imperial Valley Mall (1)	4.99%	September 2015	$49,486

(1)	The Company retired the loan with borrowings from its credit facilities.
Subsequent to June 30, 2015, the Company retired four operating property loans. See Note 16 for more information.

Construction Loans
Financing
The following table presents the construction loan, secured by the related Property, that was entered into since January 1, 2015:

Date	Property	Stated Interest Rate	Maturity Date	Amount Financed
2015:
May	The Outlet Shoppes at Atlanta - Phase II (1)	LIBOR + 2.50%	December 2019	$6,200

(1)
The Operating Partnership has guaranteed 100% of the loan, which had an outstanding balance of $1,273 at June 30, 2015. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion as well as the parcel development project at The Outlet Shoppes at Atlanta as both loans are cross-collateralized. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

Subsequent to June 30, 2015, the Company closed on an additional construction loan. See Note 16 for more information.
Scheduled Principal Payments
As of June 30, 2015, the scheduled principal amortization and balloon payments on all of the Company’s consolidated mortgage and other indebtedness, excluding extensions available at the Company’s option, are as follows:

2015	$475,959
2016	1,027,540
2017	477,305
2018	680,336
2019	116,644
Thereafter	2,054,771
4,832,555
Net unamortized premiums	1,650
$4,834,205
Of the $475,959 of scheduled principal payments in 2015, $410,085 relates to the maturing principal balances of six operating property loans, $32,041 relates to an unsecured line of credit and $33,833 represents scheduled principal amortization. Subsequent to June 30, 2015, the Company retired four operating property loans, leaving two operating property loans aggregating to $87,389 with 2015 maturity dates. See Note 16 for further information on the retirements.
The Company has extension options available at its election, subject to continued compliance with the terms of the facilities, related to the maturities of its unsecured credit facilities, including a 2016 extension on the $32,041 unsecured line of credit with a 2015 maturity date. The credit facilities may be used to retire loans maturing in 2015 as well as to provide additional flexibility for liquidity purposes.
The Company’s mortgage and other indebtedness had a weighted-average maturity of 4.3 years as of June 30, 2015 and 4.8 years as of December 31, 2014.
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
As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount Outstanding
Interest Rate Swaps	4	$103,387

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/15	Fair Value at 12/31/14	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$49,973 (amortizing to $48,337)	1-month LIBOR	2.149%	$(680)	$(1,064)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$31,297 (amortizing to $30,276)	1-month LIBOR	2.187%	(434)	(681)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,696 (amortizing to $11,313)	1-month LIBOR	2.142%	(158)	(248)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,421 (amortizing to $10,083)	1-month LIBOR	2.236%	(149)	(233)	April 2016
					$(1,421)	$(2,226)

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014		2015	2014
Interest rate hedges	$570	$370	Interest Expense	$(646)	$(551)	Interest Expense	$—	$—

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014		2015	2014
Interest rate contracts	$930	$774	Interest Expense	$(1,169)	$(1,099)	Interest Expense	$—	$—

As of June 30, 2015, the Company expects to reclassify approximately $1,435 of losses currently reported in AOCI to interest expense within the next twelve months due to amortization of its outstanding interest rate contracts.  Fluctuations in fair values of these derivatives between June 30, 2015 and the respective dates of termination will vary the projected reclassification amount.

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
The changes in the components of AOCI for the three months ended June 30, 2015 and 2014 are as follows:

	Redeemable Noncontrolling Interests	The Company	Noncontrolling Interests
	Unrealized Gains (Losses) - Hedging Agreements			Total
Beginning balance, April 1, 2015	$404	$607	$(3,000)	$(1,989)
OCI before reclassifications	6	1,148	62	1,216
Amounts reclassified from AOCI (1)	—	(646)	—	(646)
Net current quarterly period OCI	6	502	62	570
Ending balance, June 30, 2015	$410	$1,109	$(2,938)	$(1,419)

(1)	Reclassified $646 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, April 1, 2014	$390	$329	$(872)	$8,626	$(3,245)	$1,821	$7,049
OCI before reclassifications	3	22	866	1,590	52	(417)	2,116
Amounts reclassified from AOCI (1)	—	—	(551)	—	—	—	(551)
Net current quarterly period OCI	3	22	315	1,590	52	(417)	1,565
Ending balance, June 30, 2014	$393	$351	$(557)	$10,216	$(3,193)	$1,404	$8,614

(1)	Reclassified $551 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

The changes in the components of AOCI for the six months ended June 30, 2015 and 2014 are as follows:

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$303	$13,108	$(3,053)	$2,826	$13,969
OCI before reclassifications	9	10	1,975	160	115	72	2,341
Amounts reclassified from AOCI (1)	—	(394)	(1,169)	(13,268)	—	(2,898)	(17,729)
Net year-to-date period OCI	9	(384)	806	(13,108)	115	(2,826)	(15,388)
Ending balance, June 30, 2015	$410	$—	$1,109	$—	$(2,938)	$—	$(1,419)

(1)
Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investment and reclassified $1,169 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

	Redeemable Noncontrolling Interests		The Company		Noncontrolling Interests
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(1,214)	$7,539	$(3,304)	$1,903	$5,644
OCI before reclassifications	6	18	1,756	2,677	111	(499)	4,069
Amounts reclassified from AOCI (1)	—	—	(1,099)	—	—	—	(1,099)
Net year-to-date period OCI	6	18	657	2,677	111	(499)	2,970
Ending balance, June 30, 2014	$393	$351	$(557)	$10,216	$(3,193)	$1,404	$8,614

(1)	Reclassified $1,099 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

Accumulated Other Comprehensive Income (Loss) of the Operating Partnership
Comprehensive income (loss) of the Operating Partnership includes all changes in redeemable common units and partners' capital during the period, except those resulting from investments by unitholders, distributions to unitholders and redemption valuation adjustments. OCI/L includes changes in unrealized gains (losses) on available-for-sale securities and interest rate hedge agreements.
The changes in the components of AOCI for the three months ended June 30, 2015 and 2014 are as follows:

	Redeemable Common Units	Partners' Capital
	Unrealized Gains (Losses) - Hedging Agreements		Total
Beginning balance, April 1, 2015	$404	$(2,393)	$(1,989)
OCI before reclassifications	7	1,209	1,216
Amounts reclassified from AOCI (1)	—	(646)	(646)
Net current quarterly period OCI	7	563	570
Ending balance, June 30, 2015	$411	$(1,830)	$(1,419)

(1)	Reclassified $646 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, April 1, 2014	$390	$329	$(4,116)	$10,447	$7,050
OCI before reclassifications	3	22	916	1,173	2,114
Amounts reclassified from AOCI (1)	—	—	(551)	—	(551)
Net current quarterly period OCI	3	22	365	1,173	1,563
Ending balance, June 30, 2014	$393	$351	$(3,751)	$11,620	$8,613

(1)	Reclassified $551 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

The changes in the components of AOCI for the six months ended June 30, 2015 and 2014 are as follows:

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2015	$401	$384	$(2,750)	$15,934	$13,969
OCI before reclassifications	10	10	2,089	232	2,341
Amounts reclassified from AOCI (1)	—	(394)	(1,169)	(16,166)	(17,729)
Net year-to-date period OCI	10	(384)	920	(15,934)	(15,388)
Ending balance, June 30, 2015	$411	$—	$(1,830)	$—	$(1,419)

(1)
Reclassified $16,560 realized gain on sale of available-for-sale securities to Gain on Investment and reclassified $1,169 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

	Redeemable Common Units		Partners' Capital
	Unrealized Gains (Losses)
	Hedging Agreements	Available- for-Sale Securities	Hedging Agreements	Available- for-Sale Securities	Total
Beginning balance, January 1, 2014	$387	$333	$(4,518)	$9,442	$5,644
OCI before reclassifications	6	18	1,866	2,178	4,068
Amounts reclassified from AOCI (1)	—	—	(1,099)	—	(1,099)
Net year-to-date period OCI	6	18	767	2,178	2,969
Ending balance, June 30, 2014	$393	$351	$(3,751)	$11,620	$8,613

(1)	Reclassified $1,099 of interest on cash flow hedges to Interest Expense in the condensed consolidated statement of operations.

Note 8 – Mortgage and Other Notes Receivable
Each of the Company’s mortgage notes receivable is collateralized by either a first mortgage, a second mortgage, or by an assignment of 100% of the partnership interests that own the real estate assets.  Other notes receivable include amounts due from tenants or government-sponsored districts and unsecured notes received from third parties as whole or partial consideration for property or investments.  The Company believes that its mortgage and other notes receivable balance is fully collectable as of June 30, 2015. Mortgage and other notes receivable consist of the following:

		As of June 30, 2015		As of December 31, 2014
	Maturity Date	Interest Rate	Balance	Interest Rate	Balance
Mortgages:
Columbia Place Outparcel	Feb 2022	5.00%	$352	5.00%	$360
Park Place	May 2022	5.00%	1,476	5.00%	1,566
Village Square	Mar 2016	3.50%	1,702	3.50%	1,711
Other	Dec 2016 - Jan 2047	2.69% - 9.50%	5,528	2.67% - 9.50%	5,686
			9,058		9,323
Other Notes Receivable:
RED Development Inc.	Nov 2023	5.00%	7,429	5.00%	7,429
Woodstock land (1)	Aug 2015	10.00%	3,059	10.00%	3,059
			10,488		10,488

			$19,546		$19,811

(1)
Woodstock GA Investments, LLC, a joint venture in which the Company owns a 75.0% interest, has a note receivable with an entity that owns an interest in land in Woodstock, GA, adjacent to the site of The Outlet Shoppes at Atlanta. The loan is secured by the entity's interest in the adjacent land. An amendment to the note was made in the second quarter of 2015 to extend the maturity date from May 2015 to August 2015.

Note 9 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on the Company’s reportable segments is presented as follows:

Three Months Ended June 30, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$223,744	$10,064	$5,013	$15,022	$253,843
Property operating expenses (2)	(65,048)	(2,350)	(1,154)	730	(67,822)
Interest expense	(43,882)	(1,873)	(1,035)	(11,964)	(58,754)
Other expense	—	—	—	(5,928)	(5,928)
Gain on sales of real estate assets	—	13,491	—	682	14,173
Segment profit (loss)	$114,814	$19,332	$2,824	$(1,458)	135,512
Depreciation and amortization expense					(71,239)
General and administrative expense					(16,215)
Interest and other income					389
Gain on extinguishment of debt					256
Loss on impairment					(2,781)
Equity in earnings of unconsolidated affiliates					4,881
Income tax provision					(2,472)
Income from continuing operations					$48,331
Capital expenditures (3)	$229,931	$4,518	$1,197	$17,340	$252,986

Three Months Ended June 30, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$224,960	$10,287	$4,711	$16,975	$256,933
Property operating expenses (2)	(67,662)	(2,260)	(932)	615	(70,239)
Interest expense	(48,578)	(1,996)	(651)	(8,052)	(59,277)
Other expense	(19)	—	—	(7,371)	(7,390)
Gain on sales of real estate assets	536	933	455	1	1,925
Segment profit	$109,237	$6,964	$3,583	$2,168	121,952
Depreciation and amortization expense					(70,609)
General and administrative expense					(11,336)
Interest and other income					1,544
Loss on impairment					(106)
Equity in earnings of unconsolidated affiliates					3,418
Income tax provision					(786)
Income from continuing operations					$44,077
Capital expenditures (3)	$50,702	$3,414	$1,069	$15,734	$70,919

Six Months Ended June 30, 2015	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	454,015	20,471	9,694	30,572	$514,752
Property operating expenses (2)	(138,997)	(4,946)	(2,278)	2,494	(143,727)
Interest expense	(87,580)	(3,829)	(2,230)	(24,272)	(117,911)
Other expense	—	—	—	(12,404)	(12,404)
Gain on sales of real estate assets	264	13,491	—	1,175	14,930
Segment profit (loss)	$227,702	$25,187	$5,186	$(2,435)	255,640
Depreciation and amortization expense					(147,505)
General and administrative expense					(33,445)
Interest and other income					5,663
Gain on extinguishment of debt					256
Loss on impairment					(2,781)
Gain on investment					16,560
Equity in earnings of unconsolidated affiliates					8,704
Income tax provision					(1,556)
Income from continuing operations					$101,536
Total Assets	$5,834,340	$262,165	$281,680	$324,018	$6,702,203
Capital expenditures (3)	$260,297	$1,390	$1,395	$13,429	$276,511

Six Months Ended June 30, 2014	Malls	Associated Centers	Community Centers	All Other (1)	Total
Revenues	$454,833	$21,143	$9,249	$32,951	$518,176
Property operating expenses (2)	(141,956)	(4,755)	(2,589)	1,538	(147,762)
Interest expense	(98,594)	(3,996)	(1,300)	(15,893)	(119,783)
Other expense	(19)	—	—	(13,916)	(13,935)
Gain on sales of real estate assets	1,666	934	456	23	3,079
Segment profit	$215,930	$13,326	$5,816	$4,703	239,775
Depreciation and amortization expense					(139,692)
General and administrative expense					(26,109)
Interest and other income					3,072
Gain on extinguishment of debt					42,660
Loss on impairment					(17,256)
Equity in earnings of unconsolidated affiliates					7,102
Income tax provision					(1,183)
Income from continuing operations					$108,369
Total Assets	$5,707,536	$272,940	$287,861	$433,177	$6,701,514
Capital expenditures (3)	$83,639	$12,686	$1,597	$55,491	$153,413

(1)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(2)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.
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
The Company has not sold any shares under the ATM program since 2013. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88,507 remains available that may be sold under this program as of June 30, 2015. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available under the ATM program.
Common Stock Repurchase Program
Subsequent to June 30, 2015, CBL's Board of Directors authorized a common stock repurchase program. See Note 16 for additional information.
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
The following summarizes the impact of potential dilutive common shares on the denominator used to compute EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Denominator – basic	170,494	170,267	170,457	170,232
Effect of performance stock units (1)	—	—	—	—
Denominator – diluted	170,494	170,267	170,457	170,232

(1)
Performance stock units are contingently issuable common shares and are included in earnings per share if the effect is dilutive. See Note 13 for a description of the long-term incentive program, which was adopted in 2015, that these units relate to.

Earnings per Unit of the Operating Partnership
Basic earnings per unit (“EPU”) is computed by dividing net income attributable to common unitholders by the weighted-average number of common units outstanding for the period. Diluted EPU assumes the issuance of common units for all potential dilutive common units outstanding.
The following summarizes the impact of potential dilutive common units on the denominator used to compute EPU:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Denominator – basic	199,751	199,726	199,716	199,734
Effect of performance stock units (1)	—	—	—	—
Denominator – diluted	199,751	199,726	199,716	199,734

(1)
Performance stock units are contingently issuable common units and are included in earnings per unit if the effect is dilutive. See Note 13 for a description of the long-term incentive program, which was adopted in 2015, that these units relate to.

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
Environmental Contingencies
The Company evaluates potential loss contingencies related to environmental matters using the same criteria described above related to litigation matters. Based on current information, an unfavorable outcome concerning such environmental matters, both individually and in the aggregate, is considered to be reasonably possible. However, the Company believes its maximum potential exposure to loss would not be material to its results of operations or financial condition. The Company has a master insurance policy that provides coverage through 2022 for certain environmental claims up to $10,000 per occurrence and up to $50,000 in the aggregate, subject to deductibles and certain exclusions.
Guarantees
The Operating Partnership may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on the Operating Partnership’s investment in the joint venture. The Operating Partnership may receive a fee from the joint venture for providing the guaranty. Additionally, when the Operating Partnership issues a guaranty, the terms of the joint venture agreement typically provide that the Operating Partnership may receive indemnification from the joint venture partner or have the ability to increase its ownership interest. The guarantees expire upon repayment of the debt, unless noted otherwise.
The following table represents the Operating Partnership's guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		6/30/2015	12/31/2014
West Melbourne I, LLC - Phase I	50%	$39,859	25%		$9,965	Nov-2015	(2)	$101	$101
West Melbourne I, LLC - Phase II	50%	15,556	N/A	(3)	8,700	Nov-2015	(2)	87	87
Port Orange I, LLC	50%	59,396	25%		14,849	Nov-2015	(2)	153	153
JG Gulf Coast Town Center, LLC - Phase III	50%	5,401	100%		5,401	Jul-2015		—	—
Fremaux Town Center JV, LLC - Phase I	65%	41,199	15%	(4)	6,307	Aug-2016	(5)	236	236
Fremaux Town Center JV, LLC - Phase II	65%	13,013	50%	(6)	16,050	Aug-2016	(5)	161	161
Ambassador Town Center JV, LLC	65%	2,524	100%	(7)	47,077	Dec-2017	(8)	482	482
Ambassador Infrastructure, LLC	65%	2,423	100%	(9)	11,700	Dec-2017	(8)	177	177
			Total guaranty liability					$1,397	$1,397

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)
In the fourth quarter of 2014, the loan was amended and restated to add funding for the construction of Academy Sports. The guaranty was also amended to cap the maximum guaranteed amount at $8,700 unless a monetary default event occurs related to Carmike Cinema or Academy Sports. The guaranty will be reduced to 25% once Academy Sports is operational and paying contractual rent.

(4)
The Operating Partnership received a 1% fee for this guaranty when the loan was issued in March 2013. In the second quarter of 2015, the guaranty was reduced to 15% as the requirement of being open for one year was met, LA Fitness opened and began paying contractual rent and a debt service coverage ratio of 1.30 to 1.00 was achieved.

(5)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of August 2018.

(6)
The Operating Partnership received a 1% fee for this guaranty when the loan was issued in August 2014. Upon completion of Phase II of the development and once certain leasing and occupancy metrics have been met, the guaranty will be reduced to 25%. The guaranty will be further reduced to 15% when Phase II of the development has been open for one year, the debt service coverage ratio of 1.30 to 1.00 is met and Dillard's is operational.

(7)
The Operating Partnership received a 1% fee for this guaranty when the loan was issued in December 2014. Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced from 50% to 15% once the construction of Ambassador Town Center and its related infrastructure improvements is complete as well as upon the attainment of certain debt service and operational metrics.

(8)	The loan has two one-year extension options, which are the joint venture's election, for an outside maturity date of December 2019.

(9)
The Operating Partnership received a 1% fee for this guaranty when the loan was issued in December 2014. The guaranty will be reduced to 50% on March 1st of the year following any calendar year during which the payment-in-lieu of taxes ("PILOT") payments received by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

See Note 16 for information on the extension of a loan and the removal of a guaranty subsequent to June 30, 2015.

The Company has guaranteed the lease performance of York Town Center, LP ("YTC"), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $15,600 as of June 30, 2015.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not include an obligation for this guaranty because it determined that the fair value of the guaranty was not material as of June 30, 2015 and December 31, 2014.
Performance Bonds
The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $23,104 and $20,720 at June 30, 2015 and December 31, 2014, respectively.
Note 13 – Share-Based Compensation
As of June 30, 2015, there were two share-based compensation plans under which the Company has outstanding awards, the 2012 Plan and the 1993 Plan, as defined below. The Company can elect to make new awards under one of these plans, the CBL & Associates Properties, Inc. 2012 Stock Incentive Plan ("the 2012 Plan"), which was approved by the Company's shareholders in May 2012. The 2012 Plan permits the Company to issue stock options and common stock to selected officers, employees and non-employee directors of the Company up to a total of 10,400,000 shares. The Company did not issue any new awards under the CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan ("the 1993 Plan"), which was approved by the Company's shareholders in May 2003, between the adoption of the 2012 Plan to replace the 1993 Plan in May 2012 and the termination of the 1993 Plan (as to new awards) on May 5, 2013. As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expense associated with the Company's share-based compensation plans.
Restricted Stock Awards
The Company may make restricted stock awards to independent directors, officers and its employees under the 2012 Plan. These awards are generally granted based on the performance of the Company and its employees. None of these awards have performance requirements other than a service condition of continued employment, unless otherwise provided. Compensation expense is recognized on a straight-line basis over the requisite service period.
Share-based compensation expense related to the restricted stock awards was $679 and $552 for the three months ended June 30, 2015 and 2014, respectively, and $2,923 and $2,468 for the six months ended June 30, 2015 and 2014, respectively. Share-based compensation cost capitalized as part of real estate assets was $74 and $76 for the three months ended June 30, 2015 and 2014, respectively, and $153 and $122 for the six months ended June 30, 2015 and 2014, respectively.
A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2015, and changes during the six months ended June 30, 2015, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2015	498,862	$18.35
Granted	267,410	$20.30
Vested	(192,135)	$18.77
Forfeited	(5,120)	$19.40
Nonvested at June 30, 2015	569,017	$19.11

As of June 30, 2015, there was $9,569 of total unrecognized compensation cost related to nonvested stock awards granted under the plans, which is expected to be recognized over a weighted-average period of 3.6 years.

Long-Term Incentive Program
In 2015, the Company adopted a long-term incentive program ("LTIP") for its named executive officers, which consists of performance stock unit ("PSU") awards and annual restricted stock awards, that may be issued under the 2012 Plan. The number of shares related to the PSU awards that each named executive officer may receive upon the conclusion of a three-year performance period is determined based on the Company's achievement of specified levels of long-term total stockholder return ("TSR") performance relative to the NAREIT Retail Index, provided that at least a "Threshold" level must be attained for any shares to be earned. Under the LTIP, annual restricted stock awards consist of shares of time-vested restricted stock awarded based on a qualitative evaluation of the performance of the Company and the named executive officer during the fiscal year. Annual restricted stock awards under the LTIP vest in five equal annual installments.
The fair value of the PSU awards was estimated on the date of grant using a Monte Carlo Simulation model. The valuation consisted of computing the fair value using CBL's simulated stock price as well as TSR over the performance period from January 1, 2015 through December 31, 2017. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free.
In March 2015, the Company granted 138,680 PSUs at a grant-date fair value of $15.52 per PSU. Shares earned pursuant to the PSU awards vest 60% at the conclusion of the performance period while the remaining 40% of the PSU award vests 20% on each of the first two anniversaries thereafter.
Compensation cost is recognized on a tranche-by-tranche basis using the accelerated attribution method. The resulting expense is recorded regardless of whether any PSU awards are earned as long as the required service period is met. Share-based compensation expense related to the PSUs was $156 for the three months ended June 30, 2015 and $312 for the six months ended June 30, 2015. Unrecognized compensation costs related to the PSUs was $1,840 as of June 30, 2015.
Note 14 – Noncash Investing and Financing Activities
The Company’s noncash investing and financing activities were as follows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Accrued dividends and distributions payable	$54,490	$50,534
Additions to real estate assets accrued but not yet paid	10,301	14,256
Assumption of mortgage loan from sale of EastGate Crossing (1)	14,570	—
Note receivable from sale of Lakeshore Mall (1)	—	10,000
Transfer of real estate assets in settlement of mortgage Citadel Mall debt obligation: (1)
Decrease in real estate assets	—	(22,605)
Decrease in mortgage and other indebtedness	—	68,169
Decrease in operating assets and liabilities	—	(1,655)

(1)	See Note 4 for additional information related to this disposition.

Note 15 – Income Taxes
The Company is qualified as a REIT under the provisions of the Internal Revenue Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.
As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $742 and $918 during the three months ended June 30, 2015 and 2014, respectively, and $1,820 and $2,011 during the six months ended June 30, 2015 and 2014, respectively.

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
The Company recorded an income tax provision as follows for the three and six month periods ending June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current tax benefit	$(2,826)	$(919)	$(1,403)	$(866)
Deferred tax benefit (provision)	354	133	(153)	(317)
Income tax provision	$(2,472)	$(786)	$(1,556)	$(1,183)
The Company had a net deferred tax asset of $101 and $394 at June 30, 2015 and December 31, 2014, respectively. The net deferred tax asset at June 30, 2015 and December 31, 2014 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.
The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its condensed consolidated statements of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the six month periods ended June 30, 2015 and 2014, respectively.
Note 16 – Subsequent Events
In July 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, the Company may purchase up to $200,000 of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. The Company expects to utilize a portion of excess proceeds from asset dispositions to fund repurchases.
In July 2015, the Company closed on an $11,320 construction loan for the second phase expansion of The Outlet Shoppes of the Bluegrass. The five-year loan bears interest at a spread of LIBOR plus 250 basis points.
In July 2015, the Company utilized its lines of credit to retire four operating property loans, aggregating to $322,696 with a weighted-average interest rate of 5.0%. The loans were scheduled to mature in 2015 and were secured by Brookfield Square, CherryVale Mall, East Towne Mall and West Towne Mall.
In July 2015, the Company closed on the sale of Madison Plaza, a non-core associated center located in Huntsville, AL for a gross sales price of $5,700. The Company expects to record a gain on the sale of approximately $2,771 in the third quarter of 2015.
In July 2015, the joint venture loan, secured by Gulf Coast Town Center Phase III, was amended and extended to July 2017. The loan bears interest at a variable rate of LIBOR plus 200 basis points. As part of the refinancing agreement, the loan is no longer guaranteed by the Operating Partnership.

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

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.  In addition to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of this report, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;

•	interest rate fluctuations;

•	costs and availability of capital and capital requirements;

•	costs and availability of real estate;

•	inability to consummate acquisition opportunities and other risks associated with acquisitions;

•	competition from other companies and retail formats;

•	changes in retail demand and rental rates in our markets;

•	shifts in customer demands;

•	tenant bankruptcies or store closings;

•	changes in vacancy rates at our properties;

•	changes in operating expenses;

•	changes in applicable laws, rules and regulations;

•	sales of real property;

•	changes in our credit ratings; and

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
EXECUTIVE OVERVIEW
We are a self-managed, self-administered, fully integrated REIT that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers and office properties. Our properties are located in 27 states, but are primarily in the southeastern and midwestern United States.  We have elected to be taxed as a REIT for federal income tax purposes.
We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a VIE. As of June 30, 2015, we owned interests in the following properties:

	Malls (1)	Associated Centers	Community Centers	Office Buildings (2)	Total
Consolidated properties	72	24	7	8	111
Unconsolidated properties (3)	10	4	4	5	23
Total	82	28	11	13	134

(1)	Category consists of regional malls, open-air centers and outlet centers (including one mixed-use center).

(2)	Includes our corporate office building.

(3)	We account for these investments using the equity method because one or more of the other partners have substantive participating rights.
At June 30, 2015, we had interests in the following properties under development:

	Consolidated Properties		Unconsolidated Properties
	Malls	Community Centers	Malls	Community Centers
Development	—	—	—	1
Expansions	4	1	1	—
Redevelopments	7	—	1	—
We also hold options to acquire certain development properties owned by third parties.

The transformation of our portfolio remains our top priority. In June 2015, we acquired Mayfaire Town Center and Community Center, which will be a Tier 1 property in our mall portfolio, for $192 million. We sold a non-core mall and an associated center during the second quarter of 2015. Additionally, we sold a non-core associated center in July 2015. Given the current market for lower productivity malls, we anticipate that our disposition process will take at least the full three years that we outlined at the start of the program. These properties continue to generate stable cash flow and many of them are being enhanced through anchor redevelopment projects and expansions.
During the second quarter of 2015, we continued our positive progress in releasing spaces related to tenant bankruptcies that occurred during the first part of 2015 and at year-end 2014. Of the 175 stores that closed due to retailer bankruptcy, currently over 65% of this space is leased, committed or under active negotiation. We believe these future new store openings in late 2015 and throughout 2016 will enhance our tenant mix. The strength of our portfolio of properties and our continued investment in redevelopment and expansions are key determinants in our ability to attract new tenants and backfill these spaces. Leasing spreads for our stabilized malls remain strong at 8.7% for leases signed in the second quarter of 2015. For the trailing twelve months ended June 30, 2015, same-center sales increased 3.7% to $368 per square foot as compared to $355 per square foot in the prior-year period. Occupancy for our same-center stabilized malls declined to 89.9% in the second quarter of 2015 as compared to 93.2% in the second quarter of 2014 as a result of the bankruptcy-related store closures noted above. We anticipate occupancy will increase when most of these replacement stores open later in 2015 and into 2016. Same-center NOI grew 30 basis points in the second quarter of 2015 as compared to the prior-year period. Adjusted FFO per share for the quarter of $0.54 was relatively flat from the prior-year period of $0.55 as strong percentage rent growth, revenue from new properties and interest rate savings were partially offset by decreases from properties that were sold.
In July 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, we may purchase up to $200 million of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. We will fund these repurchases by utilizing a portion of excess sales proceeds from dispositions of shopping center properties.
RESULTS OF OPERATIONS
Properties that were in operation for the entire year during 2014 and the six months ended June 30, 2015 are referred to as the “Comparable Properties.”  Since January 1, 2014, we have opened one mall, one outlet center and one community center development and acquired one mall as follows:

Property	Location	Date Opened/ Acquired
New Developments:
Fremaux Town Center (1)	Slidell, LA	March 2014
The Outlet Shoppes of the Bluegrass (2)	Simpsonville, KY	July 2014
Parkway Plaza	Fort Oglethorpe, GA	March 2015

Acquisition:
Mayfaire Town Center and Community Center	Wilmington, NC	June 2015

(1)
Fremaux Town Center is a 65/35 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

(2)	The Outlet Shoppes of the Bluegrass is a 65/35 joint venture, which is included in the accompanying consolidated statements of operations on a consolidated basis.
Of these properties, The Outlet Shoppes of the Bluegrass, Parkway Plaza and Mayfaire Town Center and Community Center are included in our operations on a consolidated basis and are collectively referred to as the “New Properties.” The transactions related to the New Properties impact the comparison of the results of operations for the three and six months ended June 30, 2015 to the results of operations for the three and six months ended June 30, 2014.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014
Revenues
Total revenues decreased $3.1 million for the three months ended June 30, 2015 compared to the prior-year period.  Rental revenues and tenant reimbursements decreased by $1.4 million due to a decrease of $5.7 million related to the Comparable Properties, partially offset by an increase of $4.3 million related to the New Properties. The $5.7 million change in the Comparable Properties was primarily driven by a decrease of $5.6 million from dispositions, partially offset by a $0.1 million increase in revenue at our same-center properties due to increases in percentage rents.
Our cost recovery ratio for the quarter ended June 30, 2015 was 103.5% compared with 100.8% for the prior-year period, primarily due to decreases in energy costs and other operating expenses.
The decrease of $0.2 million in management, development and leasing fees was primarily attributable to a decrease of $0.3 million in management fee income, partially offset by an increase of $0.2 million in leasing commissions.
Other revenues decreased $1.6 million primarily due to a decrease of $1.3 million in revenue related to our subsidiary that provides security and maintenance services to third parties and a $0.4 million insurance adjustment.
Operating Expenses
Total operating expenses increased $4.3 million for the three months ended June 30, 2015 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $2.4 million primarily due to a decrease of $3.6 million attributable to the Comparable Properties, partially offset by an increase of $1.2 million related to the New Properties. The Comparable Properties included decreases of $3.7 million related to dispositions and $0.4 million attributable to non-core properties, partially offset by an increase of $0.4 million related to redevelopment and expansion projects.
The increase in depreciation and amortization expense of $0.6 million resulted from increases of $1.3 million related to the New Properties, partially offset by a $0.7 million decrease attributable to the Comparable Properties. The $0.7 million decrease attributable to the Comparable Properties includes a decrease of $0.9 million related to dispositions and $0.3 million related to our same-center properties, partially offset by a $0.5 million increase related to redevelopment projects and expansions.
General and administrative expenses increased $4.9 million primarily due to $3.0 million of expenses related to a litigation settlement and consulting expenses related to process and technology improvements. As a percentage of revenues, general and administrative expenses were 6.4% and 4.4% for the second quarters of 2015 and 2014, respectively.
In the second quarter of 2015, we recognized a non-cash impairment of real estate of $2.8 million which was primarily related to the disposition of one mall in the second quarter of 2015. See Note 3 and Note 4 to the condensed consolidated financial statements for additional information. In the second quarter of 2014, we recognized an impairment of $0.1 million for additional closing costs related to the sale of a mall.
Other expenses decreased $1.5 million primarily due to a $1.4 million decrease in expenses related to our subsidiary that provides security and maintenance services to third parties.
Other Income and Expenses
Interest and other income decreased $1.2 million compared to the prior-year period primarily due to $0.8 million received as a partial settlement of a lawsuit in the first quarter of 2014, a decrease of $0.4 million in dividend income associated with the sale of all of our available-for-sale securities in the first quarter of 2015 and a $0.4 million decrease in interest income related to a mortgage note receivable that was retired in the third quarter of 2014.
Interest expense decreased $0.5 million for the three months ended June 30, 2015 compared to the prior-year period. Interest expense related to property-level debt declined $1.5 million related to dispositions and the retirement of approximately $213.0 million of secured debt with borrowings from our lines of credit. These declines were partially offset by an increase in our corporate-level debt primarily due to the 2024 Notes that were issued in October 2014, the proceeds of which were used to reduce the outstanding balances on our lines of credit.
During the second quarter of 2015, we recorded a gain on extinguishment of debt of $0.3 million due to the early retirement of a mortgage loan.
Equity in earnings of unconsolidated affiliates increased by $1.5 million during the second quarter of 2015 compared to the prior-year period. The $1.5 million increase consists of an increase of $0.6 million of gain recognized for the sale of two outparcels and increases from revenue and tenant reimbursements at several properties.
The income tax provision of $2.5 million for the three months ended June 30, 2015 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current tax provision of $2.8 million and a deferred tax benefit of less than $0.4 million.  During the three months ended June 30, 2014, we recorded an income tax provision of $0.8 million, consisting of a current tax provision of $0.9 million and a deferred tax benefit of $0.1 million. The increase in the current tax provision is primarily due to the gain recognized in the sale of EastGate Crossing (see below), which was owned by our Management Company.
In the second quarter of 2015, we recognized $14.2 million of gain on sales of real estate assets, which consisted primarily of $13.5 million from the sale of EastGate Crossing, an associated center, and $0.7 million related to the sale of an outparcel. We recognized a $1.9 million gain on sale of real estate assets in the second quarter of 2014 which consisted of $0.9 million attributable to the sale of a portion of Foothills Plaza, an associated center located in Maryville, TN and $1.0 million for the sale of three outparcels.
The operating loss from discontinued operations for the three months ended June 30, 2014 of less than $0.1 million includes settlements of estimated expenses based on actual results for other properties sold in previous periods. The gain on discontinued operations of $0.1 million recorded in the second quarter of 2014 relates to true-ups for properties sold in previous periods.
Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
Revenues
Total revenues decreased $3.4 million for the six months ended June 30, 2015 compared to the prior-year period.  Rental revenues and tenant reimbursements decreased by $1.2 million due to a decrease of $8.9 million related to the Comparable Properties, partially offset by an increase of $7.7 million related to the New Properties. The Comparable Properties were primarily impacted by decreases of $11.0 million from dispositions and $0.6 million from non-core properties, partially offset by a $2.7 million increase related to our same-center properties due to increases in tenant reimbursements and percentage rents.
Our cost recovery ratio for the six months ended June 30, 2015 was 99.0% compared with 96.8% for the prior-year period, primarily due to a decrease in snow removal costs and utilities expense.
The decrease of $0.5 million in management, development and leasing fees was primarily attributable to a decrease of $0.9 million in development and management fee income, partially offset by an increase of $0.4 million in leasing commissions.
Other revenues decreased $1.7 million primarily due to a decrease of $2.1 million in revenue related to our subsidiary that provides security and maintenance services to third parties, which was partially offset by a $0.4 million increase in miscellaneous and other income.
Operating Expenses
Total operating expenses decreased $4.9 million for the six months ended June 30, 2015 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $4.0 million primarily due to a decrease of $6.1 million attributable to the Comparable Properties, partially offset by an increase of $2.1 million related to the New Properties. The Comparable Properties included decreases of $6.7 million related to dispositions and $0.7 million attributable to non-core properties. These decreases were partially offset by a $1.3 million increase in property operating expenses of the Comparable Properties, excluding dispositions and non-core properties, primarily attributable to increases in real estate taxes and insurance expense, partially offset by decreases in snow removal costs and payroll expense.
The increase in depreciation and amortization expense of $7.8 million resulted from increases of $5.1 million related to the Comparable Properties and $2.7 million attributable to the New Properties. The $5.1 million increase attributable to the Comparable Properties includes an increase of $7.3 million related to the same-center properties, which was partially offset by a $2.2 million decrease related to dispositions and non-core properties. The $7.3 million increase for same-center properties is primarily due to increases of $3.9 million in depreciation expense related to capital expenditures for renovations, redevelopments and deferred maintenance and $2.8 million in amortization of tenant improvements. The increase in amortization of tenant improvements was due to write-offs associated with tenants that closed due to bankruptcies.
General and administrative expenses increased $7.3 million due to increases in legal fees, litigation settlement and related expenses, consulting expenses related to process and technology improvements, and a company-wide bonus paid to employees for exceeding NOI budgets in 2014. As a percentage of revenues, general and administrative expenses were 6.5% and 5.0% for the six months ended June 30, 2015 and 2014, respectively.
During the six months ended June 30, 2015, we recorded a non-cash impairment of real estate of $2.8 million, which was mostly related to the disposition of one mall in the second quarter of 2015. See Note 3 and Note 4 to the condensed consolidated financial statements for additional information. During the six months ended June 30, 2014, we recorded a non-cash impairment of real estate of $17.3 million to reduce the depreciated book value of Lakeshore Mall and Chapel Hill Mall to their estimated fair values. See Note 4 to the condensed consolidated financial statements for additional information.
Other expenses decreased $1.5 million due to a $1.6 million decrease in expenses related to our subsidiary that provides security and maintenance services to third parties partially offset by a $0.1 million increase from abandoned projects.

Other Income and Expenses
Interest and other income increased $2.6 million compared to the prior-year period primarily due to an increase of $3.3 million in other income, partially offset by decreases of $0.4 million and $0.3 million related to interest income and dividend income, respectively. The $3.3 million increase in other income relates to $4.9 million received as a partial settlement of a lawsuit in the six months ended June 30, 2015 compared to $1.6 million received in the prior-year period from an insurance claim reimbursement and a partial settlement of litigation.
Interest expense decreased $1.9 million for the six months ended June 30, 2015 compared to the prior-year period. Interest expense related to property-level debt declined $2.6 million related to dispositions and the retirement of approximately $213.0 million of secured debt with borrowings from our lines of credit, partially offset by interest expense on one of the New Properties that is owned in a consolidated joint venture. These declines were also partially offset by an increase in corporate-level debt primarily due to the 2024 Notes that were issued in October 2014, the proceeds of which were used to reduce the outstanding balances on our lines of credit.
During the six months ended June 30, 2015, we recorded a gain on extinguishment of debt of $0.3 million due to the early retirement of a mortgage loan. During the six months ended June 30, 2014, we recorded a gain on extinguishment of debt of $42.7 million. We recognized a $43.9 million gain on extinguishment of debt from the transfer of a mall to the lender in settlement of the non-recourse debt secured by the property. This gain was partially offset by a loss of $1.2 million due to a prepayment fee on the early retirement of a mortgage loan.
We recorded a gain on investment of $16.6 million during the six months ended June 30, 2015 related to the sale of all of our available-for-sale securities.
Equity in earnings of unconsolidated affiliates increased by $1.6 million during the six months ended June 30, 2015 compared to the prior-year period. The $1.6 million increase consists of $1.2 million of gain recognized for the sale of five outparcels and an increase of $0.4 million related to Fremaux Town Center, which opened in March 2014.
The income tax provision of $1.6 million for the six months ended June 30, 2015 relates to the Management Company, which is a taxable REIT subsidiary, and consists of a current and deferred tax provision of $1.4 million and $0.2 million, respectively.  During the six months ended June 30, 2014, we recorded an income tax provision of $1.2 million, consisting of a current and deferred tax provision of $0.9 million and $0.3 million, respectively.
In the six months ended June 30, 2015, we recognized $14.9 million of gain on sales of real estate assets, which consisted primarily of $13.5 million from the sale of an associated center and $1.3 million associated with the sale of three outparcels. During the six months ended June 30, 2014, we recognized a $3.1 million gain on sales of real estate assets which consisted of $0.9 million attributable to the sale of a portion of Foothills Plaza, an associated center located in Maryville, TN and $2.2 million from the sale of five outparcels.
The operating loss from discontinued operations for the six months ended June 30, 2014 of $0.6 million includes settlements of estimated expenses based on actual results for other properties sold in previous periods. The gain on discontinued operations of $0.1 million for the six months ended June 30, 2014 relates to true-ups for properties sold in previous periods.
Same-Center Net Operating Income
NOI is a supplemental measure of the operating performance of our shopping centers and other properties. We define NOI as property operating revenues (rental revenues, tenant reimbursements and other income) less property operating expenses (property operating, real estate taxes and maintenance and repairs).
We compute NOI based on the Operating Partnership's pro rata share of both consolidated and unconsolidated properties. We believe that presenting NOI and same-center NOI (described below) based on our Operating Partnership’s pro rata share of both consolidated and unconsolidated Properties is useful since we conduct substantially all of our business through our Operating Partnership and, therefore, it reflects the performance of the Properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in the Operating Partnership. Our definition of NOI may be different than that used by other companies, and accordingly, our calculation of NOI may not be comparable to that of other companies.
Since NOI includes only those revenues and expenses related to the operations of our shopping center properties, we believe that same-center NOI provides a measure that reflects trends in occupancy rates, rental rates, sales at the malls and operating costs and the impact of those trends on our results of operations. Our calculation of same-center NOI excludes lease termination income, straight-line rent adjustments, and amortization of above and below market lease intangibles in order to enhance the comparability of results from one period to another, as these items can be impacted by one-time events that may distort same-center NOI trends and may result in same-center NOI that is not indicative of the ongoing operations of our shopping center and other properties. Same-center NOI is for real estate properties and does not include the results of operations of our subsidiary that provides janitorial, security and maintenance services.

We include a property in our same-center pool when we have owned all or a portion of the property since January 1 of the preceding calendar year and it has been in operation for both the entire preceding calendar year and current year-to-date period. New Properties are excluded from same-center NOI, until they meet this criteria. The only properties excluded from the same-center pool that would otherwise meet this criteria are properties which are non-core, under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related property. Madison Plaza was classified as a non-core property as of June 30, 2015. Madison Plaza was sold subsequent to June 30, 2015. Lender properties consisted of Gulf Coast Town Center, Triangle Town Center and Triangle Town Place as of June 30, 2015. Properties under major redevelopment as of June 30, 2015 include the Annex at Monroeville and CoolSprings Galleria. Properties where we are considering alternatives to reposition the property include Chesterfield Mall and Wausau Center at June 30, 2015.
Due to the exclusions noted above, same-center NOI should only be used as a supplemental measure of our performance and not as an alternative to GAAP operating income (loss) or net income (loss). A reconciliation of our same-center NOI to net income for the three and six month periods ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$48,331	$44,125	$101,536	$107,901
Adjustments: (1)
Depreciation and amortization	79,391	79,296	163,343	156,707
Interest expense	66,639	67,632	133,786	136,318
Abandoned projects expense	—	33	125	34
Gain on sales of real estate assets	(14,774)	(1,925)	(16,094)	(3,079)
Gain on investment	—	—	(16,560)	—
Gain on extinguishment of debt	(256)	—	(256)	(42,660)
Loss on impairment	2,781	106	2,781	17,937
Income tax provision	2,472	786	1,556	1,183
Lease termination fees	(1,731)	(419)	(3,037)	(1,351)
Straight-line rent and above- and below-market lease amortization	(1,071)	(989)	(2,401)	(1,688)
Net income attributable to noncontrolling interest in earnings of Operating Partnership	(1,490)	(1,547)	(2,359)	(2,378)
Gain on discontinued operations	—	(107)	—	(90)
General and administrative expenses	16,215	11,336	33,445	26,109
Management fees and non-property level revenues	(2,799)	(7,216)	(17,038)	(14,921)
Company's share of property NOI	193,708	191,111	378,827	380,022
Non-comparable NOI	(14,194)	(12,081)	(23,125)	(25,749)
Total same-center NOI	$179,514	$179,030	$355,702	$354,273

(1)	Adjustments are based on our pro rata ownership share, including our share of unconsolidated affiliates and excluding noncontrolling interests' share of consolidated properties.
Same-center NOI increased $0.5 million and $1.4 million for the three and six month periods ended June 30, 2015 as compared to the same periods in 2014. Same-center NOI for the three and six months periods ended June 30, 2015 increased 0.3% and 0.4%, respectively, compared to the prior-year periods. Our NOI growth of 0.3% for the three months ended June 30, 2015 as compared to the prior-year period benefited from an increase of 2.4% in average annual base rents for our same-center stabilized mall portfolio, which was partially offset by a decrease of 3.5% in same-center stabilized mall occupancy. Positive sales growth, which increased percentage rents by $0.5 million, an increase of $1.5 million in tenant reimbursements and a $0.9 million decrease in property operating expense all contributed to second quarter 2015 NOI results. These increases were offset by a $1.2 million increase in real estate taxes and $0.9 million decline in minimum rent. The positive NOI results for the six month period ended June 30, 2015 were driven by increases of $2.8 million in tenant reimbursements and $0.9 million in percentage rents as compared to the prior-year period. These year-to-date increases in same-center NOI were partially offset by an increase of $3.4 million in real estate taxes.

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
We classify our regional malls into five categories:

(1)	Stabilized malls – Malls that have completed their initial lease-up and have been open for more than three complete calendar years.

(2)
Non-stabilized malls - Malls that are in their initial lease-up phase. After three complete calendar years of operation, they are reclassified on January 1 of the fourth calendar year to the stabilized mall category. Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta were classified as non-stabilized malls as of June 30, 2015. The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City were classified as non-stabilized malls as of June 30, 2014.

(3)
Non-core malls - Malls where we have determined that the current format of the property no longer represents the best use of the property and we are in the process of evaluating alternative strategies for the property, which may include major redevelopment or an alternative retail or non-retail format, or after evaluating alternative strategies for the property, we have determined that the property no longer meets our criteria for long-term investment. Similar criteria apply to the classification of an associated center or community center as a non-core property. The steps taken to reposition non-core properties, such as signing tenants to short-term leases, which are not included in occupancy percentages, or leasing to regional or local tenants, which typically do not report sales, may lead to metrics which do not provide relevant information related to the condition of the non-core properties. Therefore, traditional performance measures, such as occupancy percentages and leasing metrics, exclude non-core properties. We had no non-core malls as of June 30, 2015. Columbia Place, Chapel Hill Mall and Madison Square were classified as non-core malls as of June 30, 2014. Additionally, Madison Plaza, an associated center adjacent to Madison Square, was classified as a non-core property as of June 30, 2015 and 2014. Chapel Hill Mall and Columbia Place were conveyed to the respective lenders holding the non-recourse mortgage loans secured by these properties, in the third and fourth quarters of 2014, respectively. Madison Square was sold in the second quarter of 2015 and Madison Plaza was sold subsequent to June 30, 2015.

(4)
Lender malls - Properties for which we are working or intend to work with the lender on the terms of the loan secured by the related property. As of June 30, 2015 and 2014, Gulf Coast Town Center and Triangle Town Center were classified as lender malls. Additionally, Triangle Town Place, an associated center adjacent to Triangle Town Center, was classified a lender property as of June 30, 2015. Lender properties are excluded from our same-center pool because they are under cash management agreements with the respective servicers. As such, the servicer controls the cash flow of these properties.

(5)
Major redevelopment/Repositioning - Properties in major redevelopment or where we are considering alternatives to reposition the property. As of June 30, 2015, the Annex at Monroeville and CoolSprings Galleria were under significant redevelopment and Chesterfield Mall and Wausau Center were being considered for repositioning.

We derive the majority of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2015	2014
Malls	88.2%	88.0%
Associated centers	4.0%	4.2%
Community centers	1.9%	1.7%
Mortgages, office buildings and other	5.9%	6.1%
Mall Store Sales
Mall store sales include reporting mall tenants of 10,000 square feet or less for stabilized malls and exclude license agreements, which are retail contracts that are temporary or short-term in nature and generally last more than three months but less than twelve months. Same-store sales per square foot increased 4.1% for the quarter ended June 30, 2015 as compared to the prior-year period. Mall store sales for the trailing twelve months ended June 30, 2015 on a comparable per square foot basis increased approximately 3.7% to $368 per square foot compared to $355 per square foot for the trailing twelve months ended June 30, 2014.

Occupancy
Our portfolio occupancy is summarized in the following table (1):

	As of June 30,
	2015	2014
Total portfolio	91.0%	93.5%
Total mall portfolio	90.0%	93.1%
Same-center stabilized malls	89.9%	93.2%
Stabilized malls	89.9%	92.9%
Non-stabilized malls (2)	95.5%	97.6%
Associated centers	94.1%	95.0%
Community centers	96.8%	97.0%

(1)
As noted above, occupancy excludes properties which are under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related property.

(2)
Represents occupancy for Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of June 30, 2015 and occupancy for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of June 30, 2014.

We anticipate occupancy will increase as replacement stores, related to the 175 bankruptcy-related spaces noted previously, open later in 2015 and into 2016. We are forecasting occupancy to be lower throughout the remainder of 2015 as compared to 2014 and expect to end the year 150 to 200 basis points below prior-year levels in the range of 92.5% to 93.5%.
Leasing
The following is a summary of the total square feet of leases signed in the three and six month periods ended June 30, 2015 as compared to the prior-year period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating portfolio:
New leases	344,889	371,959	705,684	661,867
Renewal leases	473,721	654,827	1,224,792	1,482,202
Development portfolio:
New leases	105,582	115,605	278,618	415,301
Total leased	924,192	1,142,391	2,209,094	2,559,370
Average annual base rents per square foot are based on contractual rents in effect as of June 30, 2015 and 2014, including the impact of any rent concessions. Average annual base rents per square foot for comparable small shop space of less than 10,000 square feet were as follows for each property type (1):

	As of June 30,
	2015	2014
Same-center stabilized malls	$31.26	$30.54
Stabilized malls	31.26	30.46
Non-stabilized malls (2)	25.19	24.80
Associated centers	13.23	12.43
Community centers	15.74	15.93
Office buildings	19.50	19.56

(1)
As noted above, average annual base rents excludes properties which are non-core, under major redevelopment, being considered for repositioning or where we intend to renegotiate the terms of the debt secured by the related property.

(2)
Represents average annual base rents for Fremaux Town Center, The Outlet Shoppes of the Bluegrass and The Outlet Shoppes at Atlanta as of June 30, 2015 and average annual base rents for The Outlet Shoppes at Atlanta and The Outlet Shoppes at Oklahoma City as of June 30, 2014.

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the six month period ended June 30, 2015 for spaces that were previously occupied, based on the contractual terms of the related leases inclusive of the impact of any rent concessions, are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (1)	% Change Average
Quarter:
All Property Types (2)	434,156	$45.01	$47.40	5.3%	$48.98	8.8%
Stabilized malls	370,871	48.37	50.83	5.1%	52.59	8.7%
New leases	89,641	38.58	46.83	21.4%	49.78	29.0%
Renewal leases	281,230	51.49	52.10	1.2%	53.49	3.9%

Year-to-Date:
All Property Types (2)	1,042,288	$42.48	$45.18	6.4%	$46.71	10.0%
Stabilized malls	952,284	44.15	46.86	6.1%	48.48	9.8%
New leases	211,187	42.30	52.97	25.2%	56.16	32.8%
Renewal leases	741,097	44.67	45.12	1.0%	46.29	3.6%

(1)	Average gross rent does not incorporate allowable future increases for recoverable common area expenses.

(2)	Includes stabilized malls, associated centers, community centers and office buildings.

New and renewal leasing activity of comparable small shop space of less than 10,000 square feet for the six month period ended June 30, 2015 based on commencement date is as follows:

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF	Expiring Rent PSF	Initial Rent Spread		Average Rent Spread
Commencement 2015:
New	172	444,680	8.57	$48.37	$51.28	$38.38	$9.99	26.0%	$12.90	33.6%
Renewal	482	1,341,514	3.99	40.81	41.85	39.54	1.27	3.2%	2.31	5.8%
Commencement 2015 Total	654	1,786,194	5.19	$42.69	$44.20	$39.25	$3.44	8.8%	$4.95	12.6%

Commencement 2016:
New	12	24,141	8.47	$62.17	$64.82	$51.72	$10.45	20.2%	$13.10	25.3%
Renewal	99	281,898	3.83	46.70	47.67	44.51	2.19	4.9%	3.16	7.1%
Commencement 2016 Total	111	306,039	4.33	$47.92	$49.03	$45.08	$2.84	6.3%	$3.95	8.8%

Total 2015/2016	765	2,092,233	5.07	$43.45	$44.90	$40.10	$3.35	8.4%	$4.80	12.0%
The impact from the bankruptcies of Deb Shops, Wet Seal, Radio Shack, Cache and Body Central resulted in approximately 175 store closures, representing over $16.0 million in gross rents in pro rata income for 2015. We are making good progress on releasing these spaces with over 65% of these spaces committed or under negotiation. Currently, we have 62 leases that are executed or out for signature and an additional 53 leases in active negotiations. Most of these leases will take occupancy late this year or in 2016.

LIQUIDITY AND CAPITAL RESOURCES
In July 2015, CBL's Board of Directors authorized a common stock repurchase program. Under the program, we may purchase up to $200 million of CBL's common stock from time to time, in the open market, in privately negotiated transactions or otherwise, depending on market prices and other conditions, through August 31, 2016. We will fund these repurchases by utilizing a portion of excess sales proceeds from dispositions of shopping center properties.
As of June 30, 2015, we had approximately $453.5 million outstanding on our combined credit facilities leaving approximately $846.5 million of availability. In May 2015, we retired the $49.6 million loan secured by Imperial Valley Mall in El Centro, CA. The loan bore interest at 4.99% and was scheduled to mature in September 2015. Subsequent to June 30, 2015, we retired four additional loans aggregating to $322.7 million using our lines of credit. The weighted-average interest rate for these four loans was 5.0%. The loans were secured by Brookfield Square, CherryVale Mall, East Towne Mall and West Towne Mall. This leaves $87.4 million of operating property loans secured by two consolidated properties maturing in 2015. We anticipate continued savings in interest expense as we continue to convert secured debt to unsecured borrowings using availability on our credit facilities. Our share of joint venture loans with 2015 maturity dates is $229.7 million. Of this total, we extended the $5.4 million loan on Gulf Coast Town Center Phase III to July 2017, leaving two joint venture loans which we plan to refinance with secured non-recourse mortgages. See Note 16 to the condensed consolidated financial statements for more information on these transactions.
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
Cash Flows - Operating, Investing and Financing Activities
There was $30.6 million of unrestricted cash and cash equivalents as of June 30, 2015, a decrease of $7.3 million from December 31, 2014. Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$219,393	$206,116	$13,277
Net cash used in investing activities	(240,808)	(97,215)	(143,593)
Net cash provided by (used in) financing activities	14,078	(110,919)	124,997
Net cash flows	$(7,337)	$(2,018)	$(5,319)

Cash Provided by Operating Activities
Cash provided by operating activities increased $13.3 million primarily due to the slight increase in same-center NOI, cash flows from the New Properties and litigation settlement income received in the current year, partially offset by decreases in cash flow from dispositions and higher general and administrative expenses. Additionally, cash paid for interest was lower in the current year as we continued our strategy of retiring higher-rate secured debt with lower-rate unsecured debt.
Cash Used in Investing Activities
Cash flows used in investing activities increased by $143.6 million primarily due to the $192.0 million of cash paid to acquire Mayfaire Town Center and Community Center, which was partially offset by a decrease in expenditures related to our development, redevelopment, renovation and expansion programs, an increase in proceeds from the sales of real estate assets and the net proceeds of $20.8 million received from the sale of all our marketable securities.

Cash Provided by Financing Activities
Cash flows provided by financing activities increased by $125.0 million primarily due to funding the $192.0 million cash purchase price of Mayfaire Town Center and Community Center with borrowings from our lines of credit, partially offset by payments to reduce outstanding borrowings on our lines of credit that were funded through increased cash flows provided by operating activities and the cash proceeds from sales of real estate assets and marketable securities.

Debt

Debt of the Company

CBL has no indebtedness. Either the Operating Partnership, one of its consolidated subsidiaries or an unconsolidated affiliate in which the Operating Partnership has a direct or indirect ownership interest is the borrower on all of our debt.
CBL is a limited guarantor of the Notes, issued by the Operating Partnership in November 2013 and October 2014, respectively, for losses suffered solely by reason of fraud or willful misrepresentation by the Operating Partnership or its affiliates. CBL also provides a similar limited guarantee of the Operating Partnership's obligations with respect to our unsecured credit facilities and two unsecured term loans as of June 30, 2015.

Debt of the Operating Partnership

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
June 30, 2015
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,151,072	$(111,348)	$667,815	$3,707,539	5.55%
Senior unsecured notes due 2023 (3)	445,958	—	—	445,958	5.25%
Senior unsecured notes due 2024 (4)	299,930	—	—	299,930	4.60%
Other	4,375	(2,188)	—	2,187	3.50%
Total fixed-rate debt	3,901,335	(113,536)	667,815	4,455,614	5.45%
Variable-rate debt:
Non-recourse term loans on operating properties	16,980	(7,033)	—	9,947	2.40%
Recourse term loans on operating properties	11,104	—	91,212	102,316	2.32%
Construction loans	1,273	—	13,406	14,679	2.20%
Unsecured lines of credit	453,513	—	—	453,513	1.58%
Unsecured term loans	450,000	—	—	450,000	1.69%
Total variable-rate debt	932,870	(7,033)	104,618	1,030,455	1.72%
Total	$4,834,205	$(120,569)	$772,433	$5,486,069	4.75%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted- Average Interest Rate (1)
December 31, 2014
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,252,730	$(112,571)	$671,526	$3,811,685	5.54%
Senior unsecured notes due 2023 (3)	445,770	—	—	445,770	5.25%
Senior unsecured notes due 2024 (4)	299,925	—	—	299,925	4.60%
Other	5,639	(2,819)	—	2,820	3.50%
Total fixed-rate debt	4,004,064	(115,390)	671,526	4,560,200	5.45%
Variable-rate debt:
Non-recourse term loans on operating properties	17,121	(7,083)	—	10,038	2.38%
Recourse term loans on operating properties	7,638	—	92,709	100,347	2.29%
Construction loans	454	—	4,067	4,521	2.19%
Unsecured lines of credit	221,183	—	—	221,183	1.56%
Unsecured term loans	450,000	—	—	450,000	1.71%
Total variable-rate debt	696,396	(7,083)	96,776	786,089	1.75%
Total	$4,700,460	$(122,473)	$768,302	$5,346,289	4.91%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.

(2)
We had four interest rate swaps with notional amounts outstanding totaling $103,387 as of June 30, 2015 and $105,584 as of December 31, 2014 related to four of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are reflected in fixed-rate debt at June 30, 2015 and December 31, 2014.

(3)	Net of unamortized discount of $4,042 and $4,230 as of June 30, 2015 and December 31, 2014, respectively.

(4)	Net of unamortized discount of $70 and $75 as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, $730.2 million of our pro rata share of consolidated and unconsolidated debt, excluding debt premiums, is scheduled to mature during the remainder of 2015. The $730.2 million that is scheduled to mature in 2015 includes an unsecured line of credit with a balance of $32.0 million that has a one-year extension that is at our election, and three operating property loans secured by joint venture properties aggregating to $58.4 million that have extensions we may exercise at our election, leaving $639.8 million of debt maturities in 2015 that must be retired or refinanced. The $639.8 million of 2015 debt maturities represents six consolidated operating property loans, aggregating to $410.1 million, and three joint venture loans, aggregating to $229.7 million, which are secured by the respective properties. Subsequent to June 30, 2015, we retired four consolidated operating property loans with balances totaling $322.7 million as of June 30, 2015 using availability on our lines of credit. We also extended one joint venture loan with a balance of $5.4 million as of June 30, 2015. We plan to initially use our lines of credit to retire the loans on our consolidated properties and then subsequently reduce the credit lines with proceeds from an unsecured bond offering. We expect to refinance the loans secured by our unconsolidated affiliates' properties at open to par dates with secured non-recourse mortgages. Based on current interest rate expectations, we believe lower rates will be achievable, which would reduce our overall cost of debt.

The weighted-average remaining term of our total share of consolidated and unconsolidated debt was 3.9 years at June 30, 2015 and 4.5 years at December 31, 2014. The weighted-average remaining term of our pro rata share of fixed-rate debt was 4.3 years and 4.7 years at June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, our pro rata share of consolidated and unconsolidated variable-rate debt represented 18.8% and 14.7%, respectively, of our total pro rata share of debt. The increase is primarily due to higher balances on our lines of credit as we utilized them to finance the purchase of Mayfaire Town Center and Community Center and retire fixed-rate loans with higher interest rates. As of June 30, 2015, our share of consolidated and unconsolidated variable-rate debt represented 11.0% of our total market capitalization (see Equity below) as compared to 8.0% as of December 31, 2014. The increase is primarily due to a decrease in CBL's stock price to $16.20 at June 30, 2015 from $19.00 at June 30, 2014.

See Note 6 to the condensed consolidated financial statements for additional information concerning the amount and terms of our outstanding indebtedness and compliance with applicable covenants and restrictions as of June 30, 2015.

Mortgages on Operating Properties
Loan Repayment
We have repaid the following loan, secured by the related Property, since January 1, 2015:

Date	Property	Interest Rate at Repayment Date	Scheduled Maturity Date	Principal Balance Repaid
2015:
May	Imperial Valley Mall (1)	4.99%	September 2015	$49,486

(1)	We retired the loan with borrowings from our credit facilities.
Construction Loans
Financing
The following table presents the construction loan, secured by the related Property, that was entered into since January 1, 2015:

Date	Property	Stated Interest Rate	Maturity Date	Amount Financed
2015:
May	The Outlet Shoppes at Atlanta - Phase II (1)	LIBOR + 2.50%	December 2019	$6,200

(1)
The Operating Partnership has guaranteed 100% of the loan, which had an outstanding balance of $1,273 at June 30, 2015. The guaranty will terminate once construction is complete and certain debt and operational metrics are met on this expansion as well as the parcel development project at The Outlet Shoppes at Atlanta as both loans are cross-collateralized. The interest rate will be reduced to a spread of LIBOR plus 2.35% once certain debt service and operational metrics are met.

Subsequent to June 30, 2015, we retired four operating property loans, extended one loan on a joint venture property and closed on a construction loan. See Note 16 to the condensed consolidated financial statements for more information.
Interest Rate Hedging Instruments
As of June 30, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Instrument Type	Location in Condensed Consolidated Balance Sheet	Notional Amount Outstanding	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/15	Fair Value at 12/31/14	Maturity Date
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$49,973 (amortizing to $48,337)	1-month LIBOR	2.149%	$(680)	$(1,064)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$31,297 (amortizing to $30,276)	1-month LIBOR	2.187%	(434)	(681)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$11,696 (amortizing to $11,313)	1-month LIBOR	2.142%	(158)	(248)	April 2016
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	$10,421 (amortizing to $10,083)	1-month LIBOR	2.236%	(149)	(233)	April 2016
					$(1,421)	$(2,226)
Equity
During the six months ended June 30, 2015, we paid dividends of $112.7 million to holders of CBL's common stock and preferred stock, as well as $22.6 million in distributions to the noncontrolling interest investors in the Operating Partnership and other consolidated subsidiaries. The Operating Partnership paid distributions of $22.4 million and $107.8 million on the preferred units and common units, respectively, as well as distributions of $5.1 million to the noncontrolling interests in other consolidated subsidiaries.

On May 28, 2015, we announced a second quarter 2015 common stock dividend of $0.265 per share payable in cash that was paid on July 16, 2015. On February 26, 2015, we announced a first quarter 2015 common stock dividend of $0.265 per share payable in cash that was paid on April 15, 2015. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

We have not sold any shares under the ATM program since 2013. The net proceeds from the ATM sales were used to reduce the balances on our credit facilities. Since the commencement of the ATM program, CBL has issued 8,419,298 shares of common stock, at a weighted-average sales price of $25.12 per share, and approximately $88.5 million remains available that may be sold under this program. Actual future sales under this program, if any, will depend on a variety of factors including but not limited to market conditions, the trading price of CBL's common stock and our capital needs. We have no obligation to sell the remaining shares available under the ATM program.
Common Stock Repurchase Program
Subsequent to June 30, 2015, CBL's Board of Directors authorized a common stock repurchase program. See Note 16 to the condensed consolidated financial statements for additional information.
Debt-To-Total Market Capitalization
Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was 58.7% at June 30, 2015, compared to 55.3% at June 30, 2014. The increase in the debt-to-market capitalization ratio is primarily due to a decrease in CBL's stock price to $16.20 at June 30, 2015 from $19.00 at June 30, 2014. Our debt-to-market capitalization ratio at June 30, 2015 was computed as follows (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	199,750	$16.20	$3,235,950
7.375% Series D Cumulative Redeemable Preferred Stock	1,815	250.00	453,750
6.625% Series E Cumulative Redeemable Preferred Stock	690	250.00	172,500
Total market equity			3,862,200
Company’s share of total debt			5,486,069
Total market capitalization			$9,348,269
Debt-to-total-market capitalization ratio			58.7%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of CBL's common stock on June 30, 2015. The stock prices for the preferred stock represent the liquidation preference of each respective series of preferred stock.

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
The following table, which excludes expenditures for developments and expansions, summarizes these capital expenditures, including our share of unconsolidated affiliates' capital expenditures, for the three and six month period ended June 30, 2015 compared to the same period in 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tenant allowances (1)	$19,344	$12,367	$32,040	$23,779

Renovations	9,883	7,506	12,046	9,311

Deferred maintenance:
Parking lot and parking lot lighting	5,535	4,644	7,447	5,938
Roof repairs and replacements	1,178	950	2,109	1,182
Other capital expenditures	1,093	(462)	2,159	1,887
Total deferred maintenance	7,806	5,132	11,715	9,007

Capitalized overhead	1,710	1,765	3,709	2,731

Capitalized interest	1,024	1,457	2,232	2,866

Total capital expenditures	$39,767	$28,227	$61,742	$47,694

(1)	Tenant allowances primarily relate to new leases. Tenant allowances related to renewal leases were not material for the periods presented.

Our 2015 renovation program includes upgrades at five of our malls. Renovations are scheduled to be completed in 2015 at Dakota Square Mall in Minot, ND; Janesville Mall in Janesville, WI; Laurel Park Place in Livonia, MI; Monroeville Mall in Pittsburgh, PA and Sunrise Mall in Brownsville, TX. Our total investment in the renovations that are scheduled for 2015 as well as other less extensive renovations is projected to be $27.2 million. Renovation expenditures for 2015 also include $13.8 million for repairs to the parking decks at West County Center.
Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions
The following tables summarize our development projects as of June 30, 2015:

Properties Opened During the Six Months Ended June 30, 2015
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Opening Date	Initial Unleveraged Yield
Community Center:
Parkway Plaza	Fort Oglethorpe, GA	100%	134,050	$17,325	$15,979	March-15	9.0%

Mall/Outlet Center Expansions:
Mid Rivers Mall - Planet Fitness	St Peters, MO	100%	13,068	2,576	2,315	May-15	13.8%
The Outlet Shoppes at Atlanta - Parcel Development	Woodstock, GA	75%	9,600	2,657	2,583	May-15	9.3%
			22,668	5,233	4,898

Community Center Expansion:
Hammock Landing - Academy Sports	West Melbourne, FL	50%	63,092	4,952	3,033	March-15	8.6%

Total Properties Opened			219,810	$27,510	$23,910

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.

Parkway Plaza, our newest community center, opened in March 2015 and includes Hobby Lobby, Marshall's and PETCO as anchors. Additionally, Academy Sports opened this spring at our open-air center in West Melbourne, FL, joining Carmike, which opened in August 2014.

Properties Under Development at June 30, 2015
(Dollars in thousands)

				CBL's Share of
Property	Location	CBL Ownership Interest	Total Project Square Feet	Total Cost (1)	Cost to Date (2)	Expected Opening Date	Initial Unleveraged Yield
Community Center:
Ambassador Town Center	Lafayette, LA	65%	438,230	$39,847	$11,873	Spring-16	8.8%

Community Center Expansion:
Statesboro Crossing - Phase II (ULTA)	Statesboro, GA	50%	10,000	2,491	1,405	Fall-15	8.1%

Mall/Outlet Center Expansions:
Fremaux Town Center - Phase II	Slidell, LA	65%	281,032	24,684	13,317	Fall-15	9.7%
Kirkwood Mall - Self Development (Panera Bread, Verizon, Caribou Coffee)	Bismarck, ND	100%	12,500	3,820	1,231	Fall-15	10.5%
The Outlet Shoppes at Atlanta - Phase II	Woodstock, GA	75%	32,944	4,174	1,216	Fall-15	13.9%
The Outlet Shoppes of the Bluegrass - Phase II	Simpsonville, KY	65%	53,378	7,671	2,673	Fall-15	11.0%
Sunrise Mall - Dick's Sporting Goods	Brownsville, TX	100%	50,000	8,278	2,043	Fall-15	8.8%
			429,854	48,627	20,480

Mall Redevelopment:
Brookfield Square - Sears Redevelopment (Blackfin Ameripub, Jason's Deli)	Brookfield, WI	100%	21,814	7,700	3,526	Fall-15	8.0%
CoolSprings Galleria - Sears Redevelopment (American Girl, Cheesecake Factory)	Nashville, TN	50%	182,163	33,199	20,011	Spring-15 / Summer-16	7.0%
Hickory Point Mall - JCP Redevelopment (Hobby Lobby)	Forsyth, IL	100%	60,000	2,764	2,032	Fall-15	10.7%
Janesville Mall - JCP Redevelopment (Dick's Sporting Goods / ULTA)	Janesville, WI	100%	149,522	11,051	4,919	Fall-15	8.4%
Meridian Mall - Gordmans	Lansing, MI	100%	50,000	7,193	5,361	Summer-15	10.3%
Northgate Mall - Streetscape/ULTA	Chattanooga, TN	100%	50,852	8,989	5,999	Fall-14 / Summer-15	10.5%
Randolph Mall - JCP Redevelopment (Ross/ULTA)	Asheboro, NC	100%	33,796	4,372	92	Summer-16	7.8%
Regency Square - Sears (Dunham's Sports)	Racine, WI	100%	89,119	3,404	86	Fall-15	9.0%
			637,266	78,672	42,026

Total Properties Under Development			1,515,350	$169,637	$75,784

(1)	Total cost is presented net of reimbursements to be received.

(2)	Cost to date does not reflect reimbursements until they are received.
Construction continues on Ambassador Town Center, our joint venture community center development in Lafayette, LA. The center will be anchored by Costco, Dick's Sporting Goods, Field & Stream, Marshall's, HomeGoods and Nordstrom Rack. We are also expanding Statesboro Crossing, a community center located in Statesboro, GA, to add an ULTA store.
We have several expansion projects underway at our malls. The second phase of Fremaux Town Center will be anchored by Dillard's and will feature other fashion-oriented shops such as Ann Taylor LOFT, Chico's, Aveda and Francesca's. We recently began construction on Phase II projects at two of our outlet centers. The expansion at The Outlet Shoppes of the Bluegrass will include H&M and The Limited Outlet in addition to other retailers. In Atlanta, the expansion consists of Gap, banana republic and other retailers.
We have eight mall redevelopment projects currently under construction. Several of these projects involve former Sears and JC Penney stores, which afford us the opportunity to revitalize these spaces with a new mix of tenants and enhance the value of our properties. Our Sears redevelopment project at CoolSprings Galleria features American Girl, H&M, King's, and ULTA as well as restaurants Connor's Steakhouse and Kona Grill. A new restaurant district is being developed at Brookfield Square in the 21,000-square-feet of the Sears store we leased back. Additionally, we are redeveloping a former Sears space at Regency Mall for its new anchor, Dunham's Sports. We also have former JC Penney spaces we are redeveloping for Hobby Lobby at Hickory Point Mall, ULTA and Dick's Sporting Goods at Janesville Mall and Ross and ULTA at Randolph Mall.
We own land and hold options to acquire certain development properties owned by third parties.  Except for the projects presented above, we do not have any other material capital commitments as of June 30, 2015.

Acquisition
In June 2015, we acquired Mayfaire Town Center and Community Center located in Wilmington, NC for $192.0 million in cash.
Off-Balance Sheet Arrangements
Unconsolidated Affiliates
We have ownership interests in 19 unconsolidated affiliates as of June 30, 2015 that are described in Note 5 to the condensed consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the condensed consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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
The following table represents our guarantees of unconsolidated affiliates' debt as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015							Obligation recorded to reflect guaranty
Unconsolidated Affiliate	Company's Ownership Interest	Outstanding Balance	Percentage Guaranteed by the Operating Partnership		Maximum Guaranteed Amount	Debt Maturity Date (1)		6/30/2015	12/31/2014
West Melbourne I, LLC - Phase I	50%	$39,859	25%		$9,965	Nov-2015	(2)	$101	$101
West Melbourne I, LLC - Phase II	50%	15,556	N/A	(3)	8,700	Nov-2015	(2)	87	87
Port Orange I, LLC	50%	59,396	25%		14,849	Nov-2015	(2)	153	153
JG Gulf Coast Town Center, LLC - Phase III	50%	5,401	100%		5,401	Jul-2015		—	—
Fremaux Town Center JV, LLC - Phase I	65%	41,199	15%	(4)	6,307	Aug-2016	(5)	236	236
Fremaux Town Center JV, LLC - Phase II	65%	13,013	50%	(6)	16,050	Aug-2016	(5)	161	161
Ambassador Town Center JV, LLC	65%	2,524	100%	(7)	47,077	Dec-2017	(8)	482	482
Ambassador Infrastructure, LLC	65%	2,423	100%	(9)	11,700	Dec-2017	(8)	177	177
			Total guaranty liability					$1,397	$1,397

(1)	Excludes any extension options.

(2)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of November 2017.

(3)
In the fourth quarter of 2014, the loan was amended and restated to add funding for the construction of Academy Sports. The guaranty was also amended to cap the maximum guaranteed amount at $8,700 unless a monetary default event occurs related to Carmike Cinema or Academy Sports. The guaranty will be reduced to 25% once Academy Sports is operational and paying contractual rent.

(4)
We received a 1% fee for this guaranty when the loan was issued in March 2013. In the second quarter of 2015, the guaranty was reduced to 15% as the requirement of being open for one year was met, LA Fitness opened and began paying contractual rent and a debt service coverage ratio of 1.30 to 1.00 was achieved.

(5)	The loan has two one-year extension options, which are at the unconsolidated affiliate's election, for an outside maturity date of August 2018.

(6)
We received a 1% fee for this guaranty when the loan was issued in August 2014. Upon completion of Phase II of the development and once certain leasing and occupancy metrics have been met, the guaranty will be reduced to 25%. The guaranty will be further reduced to 15% when Phase II of the development has been open for one year, the debt service coverage ratio of 1.30 to 1.00 is met and Dillard's is operational.

(7)
We received a 1% fee for this guaranty when the loan was issued in December 2014. Once construction is complete, the guaranty will be reduced to 50%. The guaranty will be further reduced from 50% to 15% once the construction of Ambassador Town Center and its related infrastructure improvements is complete as well as upon the attainment of certain debt service and operational metrics.

(8)	The loan has two one-year extension options, which are the joint venture's election, for an outside maturity date of December 2019.

(9)
We received a 1% fee for this guaranty when the loan was issued in December 2014. The guaranty will be reduced to 50% on March 1st of the year following any calendar year during which the PILOT payments received by Ambassador Infrastructure and delivered to the lender are $1,200 or more, provided no event of default exists. The guaranty will be reduced to 20% when the PILOT payments are $1,400 or more, provided no event of default exists.

Subsequent to June 30, 2015, the loan for the third phase of Gulf Coast Town Center was modified and extended to July 2017. The loan bears interest at a variable rate of LIBOR plus 200 basis points. As part of the refinancing agreement, the loan is no longer guaranteed by us.
We have guaranteed the lease performance of YTC, an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $15.6 million as of June 30, 2015.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not include an obligation for this guaranty because we determined that the fair value of the guaranty was not material as of June 30, 2015 and December 31, 2014.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these policies and estimates during the six months ended June 30, 2015. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Funds From Operations
Funds from Operations ("FFO") is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains or losses on sales of depreciable operating properties and impairment losses of depreciable properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships, joint ventures and noncontrolling interests are calculated on the same basis. We define FFO as defined above by NAREIT less dividends on preferred stock of the Company or distributions on preferred units of the Operating Partnership, as applicable. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
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
We present both FFO allocable to Operating Partnership common unitholders and FFO allocable to common shareholders, as we believe that both are useful performance measures.  We believe FFO allocable to Operating Partnership common unitholders is a useful performance measure since we conduct substantially all of our business through our Operating Partnership and, therefore, it reflects the performance of the properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in our Operating Partnership.  We believe FFO allocable to common shareholders is a useful performance measure because it is the performance measure that is most directly comparable to net income (loss) attributable to common shareholders.
In our reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders that is presented below, we make an adjustment to add back noncontrolling interest in income (loss) of our Operating Partnership in order to arrive at FFO of the Operating Partnership common unitholders.  We then apply a percentage to FFO of the Operating Partnership common unitholders to arrive at FFO allocable to common shareholders. The percentage is computed by taking the weighted-average number of common shares outstanding for the period and dividing it by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.
FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.
During the three months ended June 30, 2015, we recognized $3.0 million of expense related to a litigation settlement and a $0.3 million gain on extinguishment of debt. Additionally, during the six months ended June 30, 2015, we recognized a $16.6 million gain on investment related to the sale of marketable securities and received income of $4.7 million, net of related expense, as a partial settlement of ongoing litigation. During the six months ended June 30, 2014, we recognized a $42.7 million net gain on the extinguishment of debt primarily related to the foreclosure of the mortgage loan encumbering Citadel Mall and received income of $0.8 million as a partial settlement of ongoing litigation. Considering the significance and nature of these items, we believe it is important to identify the impact of these changes on our FFO measures for a reader to have a complete understanding of our results of operations. Therefore, we have also presented FFO, as adjusted, excluding these items.

The reconciliation of net income attributable to common shareholders to FFO allocable to Operating Partnership common unitholders is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$30,672	$26,735	$65,613	$70,806
Noncontrolling interest in income of Operating Partnership	4,946	4,620	11,118	12,271
Depreciation and amortization expense of:
Consolidated properties	71,239	70,609	147,505	139,692
Unconsolidated affiliates	10,303	10,256	20,620	20,117
Non-real estate assets	(731)	(603)	(1,573)	(1,197)
Noncontrolling interests' share of depreciation and amortization	(2,151)	(1,569)	(4,782)	(3,102)
Loss on impairment	2,781	106	2,781	17,937
Gain on depreciable property, net of tax	(12,129)	(952)	(12,196)	(934)
Gain on discontinued operations, net of tax	—	(87)	—	(87)
FFO allocable to Operating Partnership common unitholders	104,930	109,115	229,086	255,503
Litigation settlements, net of related expenses (1)	3,004	—	(1,654)	(800)
Gain on investment	—	—	(16,560)	—
Gain on extinguishment of debt	(256)	—	(256)	(42,660)
FFO allocable to Operating Partnership common unitholders, as adjusted	$107,678	$109,115	$210,616	$212,043

FFO per diluted share	$0.53	$0.55	$1.15	$1.28

FFO, as adjusted, per diluted share	$0.54	$0.55	$1.05	$1.06

Weighted-average common and potential dilutive common shares outstanding with Operating Partnership units fully converted	199,751	199,726	199,716	199,734

(1)
Litigation settlement is included in Interest and Other Income in the Consolidated Statements of Operations. Litigation expense, including settlements paid, is included in General and Administrative expense in the Consolidated Statements of Operations.

The reconciliation of diluted EPS to FFO per diluted share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diluted EPS attributable to common shareholders	$0.18	$0.16	$0.38	$0.42
Eliminate amounts per share excluded from FFO:
Depreciation and amortization expense, including amounts from consolidated properties, unconsolidated affiliates, non-real estate assets and excluding amounts allocated to noncontrolling interests	0.40	0.39	0.82	0.77
Loss on impairment	0.01	—	0.01	0.09
Gain on depreciable property, net of tax	(0.06)	—	(0.06)	—
FFO per diluted share	$0.53	$0.55	$1.15	$1.28

The reconciliations of FFO allocable to Operating Partnership common unitholders to FFO allocable to common shareholders, including and excluding the net litigation settlements, gain on investment and gain on extinguishment of debt, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
FFO allocable to Operating Partnership common unitholders	$104,930	$109,115	$229,086	$255,503
Percentage allocable to common shareholders (1)	85.35%	85.25%	85.35%	85.23%
FFO allocable to common shareholders	$89,558	$93,021	$195,525	$217,765

FFO allocable to Operating Partnership common unitholders, as adjusted	$107,678	$109,115	$210,616	$212,043
Percentage allocable to common shareholders (1)	85.35%	85.25%	85.35%	85.23%
FFO allocable to common shareholders, as adjusted	$91,903	$93,021	$179,761	$180,724

(1)
Represents the weighted-average number of common shares outstanding for the period divided by the sum of the weighted-average number of common shares and the weighted-average number of Operating Partnership units held by noncontrolling interests during the period.

Adjusted FFO for the quarter ended June 30, 2015 decreased 1.2% as compared to the prior-year period. Adjusted FFO for the six months ended June 30, 2015 decreased 0.5% as compared to the same period in 2014. The slight decrease in both the three and six month periods ended June 30, 2015 was primarily due to lost income from sold properties and increases in general and administrative expenses. These declines were partially offset by income from new properties.

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

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2015, a 0.5% increase or decrease in interest rates on variable-rate debt would decrease or increase annual cash flows by approximately $5.2 million and $1.6 million, respectively, and increase or decrease annual interest expense, after the effect of capitalized interest, by approximately $5.0 million and $1.5 million, respectively.

Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2015, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $86.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $88.1 million.

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

ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to such risk factors since the filing of our Annual Report.

ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1–30, 2015	137	$19.80	—	$—
May 1–31, 2015	104	17.91	—	—
June 1–30, 2015	—	—	—	—
Total	241	$18.98	—	$—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax requirements related to the vesting of shares of restricted stock.

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

Date: August 10, 2015

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

32.3
Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

32.4
Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CBL & Associates Limited Partnership

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document